Form 10-Q
period 2021-03-31
Thimble Point Acquisition Corp.
filed 2021-05-24
CIK 1835567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-39969

Thimble Point Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-4103092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 Church Street, 15th Floor

New Haven, Connecticut 06510

(Address of Principal Executive Offices, including zip code)

(203) 680-8543

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	THMAU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 par value	THMA	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	THMAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of May 21, 2021, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THIMBLE POINT ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$749,099	$—
Prepaid expenses	596,830	—

Total Current Assets	1,345,929	—
Deferred offering costs	—	310,450
Marketable securities held in Trust Account	276,010,317	—

TOTAL ASSETS	$277,356,246	$310,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$396,983	$1,650
Accrued offering costs	—	240,450
Promissory note — related party	—	45,527

Total Current Liabilities	396,983	287,627
Warrant liability	13,502,666	—
Deferred underwriting fee payable	9,660,000	—

TOTAL LIABILITIES	23,559,649	287,627

Commitments (Note 7)
Class A common stock subject to possible redemption 27,600,000 shares at March 31, 2021 (at redemption value of $10 per share)	276,000,000	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding, at March 31, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(22,204,093)	(2,177)

Total Stockholders’ (Deficit) Equity	(22,203,403)	22,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$227,356,246	$310,450

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$1,222,047

Loss from operations	(1,222,047)
Other income:
Interest earned on marketable securities held in Trust Account	5,722
Change in fair value of warrants	3,126,934
Unrealized gain on marketable securities held in Trust Account	4,595

Other income, net	3,137,251

Income before provision for benefit from income taxes	1,915,204
(Provision for) benefit from income taxes	—

Net income	$1,915,204

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000

Basic and diluted net loss per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,550,000

Basic and diluted net loss per share, Non-redeemable common stock	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,177)	$22,823
Sale of 27,600,000 Unit, net of underwriting discounts and offering expenses	27,600,000	2,760	—	—	250,201,410	—	250,204,170
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,654,400	—	1,654,400
Class A common stock subject to possible redemption	(27,600,000)	(2,760)	—	—	(251,880,120)	(24,117,120)	(276,000,000)
Net income	—	—	—	—	—	1,915,204	1,915,204

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(22,204,093)	$(22,203,403)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 2, 2020 (INCEPTION) THROUGH MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,915,204
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(3,126,934)
Interest earned on marketable securities held in Trust Account	(5,722)
Transaction costs incurred in connection with the issuance of warrants	619,676
Unrealized loss (gain) on marketable securities held in Trust Account	(4,595)
Changes in operating assets and liabilities:
Prepaid expenses	(596,830)
Accounts payable and accrued expenses	395,333

Net cash used in operating activities	(803,868)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Warrants	7,520,000
Repayment of promissory note – related party	(136,833)
Proceeds from promissory note – related party	91,306
Payment of offering costs	(401,506)

Net cash provided by financing activities	277,552,967

Net Change in Cash	749,099
Cash – Beginning of period	—

Cash – End of period	$749,099

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$276,000,000

Deferred offering costs included in accrued offering costs	$9,660,000
Initial classification of warrant liability	$16,629,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Thimble Point Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on December 1, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period December 1, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) and, subsequent to the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,013,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to LJ10 LLC (the “Sponsor”), generating gross proceeds of $7,520,000, which is described in Note 5.

Transaction costs amounted to $15,651,506, consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees and $471,506 of other offering costs.

Following the closing of the Initial Public Offering on February 4, 2021, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (“permitted withdrawals”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account, net of permitted withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until February 4, 2023 (or until May 4, 2023 if the Company has executed a letter of intent, agreement in principle, or definitive agreement for a Business Combination by February 4, 2023) to complete a Business Combination (the “Combination Window”). If the Company is unable to complete a Business Combination within the Combination Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account, net of permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of permitted withdrawals. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT AS OF FEBRUARY 4, 2021

On April 12, 2021, the Staff of the Securities and Exchange Commission (the “SEC”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) informing market participants that certain warrants issued by special purpose acquisition companies may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to those contained in the warrant agreement, dated as of February 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on that evaluation management concluded that the Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, management concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of February 4, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

In the process of evaluating its financial statements the Company also restated its financial statements to classify all shares of Class A common stock in temporary equity. In accordance with the SEC Staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified 1,310,869 shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all shares of Class A common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of February 4, 2021 (audited)
Warrant Liability	$—	$16,629,600	$16,629,600
Class A Common Stock Subject to Possible Redemption	262,891,310	(16,629,600)	246,261,710
Immediate Accretion to Redemption Amount	—	—	29,738,290
Total Temporary Equity	—	—	276,000,000
Class A Common Stock	131	(131)	—
Additional Paid-in Capital	5,001,363	(5,001,363)	—
Accumulated Deficit	(2,177)	(24,761,106)	(24,763,283)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 10, 2021 (see Note 2). The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 4, all of the 27,600,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated certificate of incorporation. In accordance with the SEC Staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company had previously classified 1,310,869 shares in permanent equity given its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all shares of Class A common stock as redeemable as the threshold in its charter does not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Public Warrants were initially valued using binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of March 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading notice as of the balance sheet date. The Private Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology (see Note 10).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,213,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$5,722
Unrealized gain (loss) on marketable securities held in Trust Account	4,595
Less: interest available to be withdrawn for payment of taxes	(10,317)
Less: interest available to be withdrawn for working capital	—

Net income attributable	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	27,600,000

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$—

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net loss	$1,915,204
Add: Net Income allocable to Class A Common stock subject to possible redemption	—

Non-Redeemable Net Income	$1,915,204

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,550,000

Basic and diluted net Income per share, Non-redeemable common stock	$0.29

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,013,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant ($7,520,000 in the aggregate), each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, in a private placement. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On December 7, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On February 2, 2021, the Company effected a 1.2-to-1 forward stock split, resulting in 6,900,000 Founder shares being issued and outstanding. All share and per share amounts have been retroactively restated to reflect the share transactions. The Founder Shares include an aggregate of up to 900,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriter’s election to fully exercise their over-allotment option, which was consummated on February 4, 2021, no Founder Shares were forfeited.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the completion of a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 2, 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, to the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three months ended March 31, 2021, the Company incurred and paid $20,000 of such fees.

Promissory Note — Related Party

On December 7, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Note of $136,833 was repaid at the closing of the Initial Public Offering on February 4, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 1, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) and holders of the forward purchase shares and the forward purchase warrants or their permitted transferees will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

The Company entered into a forward purchase agreement with an investor (the “Anchor Investor”), which provides for the purchase by the Anchor Investor of an aggregate of 5,000,000 units (the “forward purchase units”), with each unit consisting of one share of Class A common stock (the “forward purchase share”) and one-third of one redeemable warrant to purchase one share of Class A common stock (the “forward purchase warrant”) at an exercise price of $11.50 per whole share, for a purchase price of $10.00 per unit, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the forward purchase agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders. The Anchor Investor will not receive any shares of Class B common stock as part of the forward purchase agreement. The forward purchase shares and forward purchase warrants will be identical to the Class A common stock and warrants, respectively, included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions and have certain registration rights.

The proceeds from the sale of the forward purchase units may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital. The obligations under the forward purchase agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders and are intended to provide the Company with funding for a Business Combination. Accordingly, the Company accounts for the securities underlying the forward purchase agreement in accordance with ASC 815-40, under which they do not meet the criteria for equity classification and must be recorded as liabilities and measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with any subsequent changes in fair value recognized in the statement of operations in the period of change.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

Only holders of Class B common stock will have the right to vote on the election of directors prior to the completion of the Business Combination. In addition, prior to the completion of a Business Combination, holders of a majority of Class B common stock may remove a member of the board of directors for any reason. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (including the forward purchase shares and the forward purchase warrants), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in a Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

NOTE 9. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its reasonable best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $10.00 —Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock;

•

if, and only if, the closing price of the Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

•

if, and only if, the closing price of our Class A common stock (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like), then the Private Placement warrants must also concurrently be called for redemption on the same terms as the outstanding Public Warrants.

The exercise price and number of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the

Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $276,010,317 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$276,010,317
Liabilities:
Warrant Liability – Public Warrants	1	8,740,000
Warrant Liability – Private Placement Warrants	3	4,762,666

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Public Warrants were initially valued using binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. As of March 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading notice as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. The Private Warrants were valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on March 2, 2021	5,865,600	10,764,000	16,629,600
Change in valuation inputs or other assumptions	(1,102,934)	(2,024,000)	(3,126,934)

Fair value as of March 31, 2021	$4,762,666	8,740,000	13,502,666

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Thimble Point Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LJ10 LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Registration Statements on Form S-1 (Registration No. 333-252150) filed with the SEC. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase units, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination, including the issuance of the forward purchase securities:

•

may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. We will not generate any operating revenues until after completion of our Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net income of $1,915,204, which consisted of the change in fair value of warrant liability of $3,126,934, interest income on marketable securities held in the Trust Account of $5,722, unrealized gain on marketable securities held in the Trust Account of $4,595, offset by operating costs of $1,222,047.

Liquidity and Capital Resources

Our liquidity needs prior to the completion of the Initial Public Offering were satisfied through payment of liabilities of $25,000 for the sale of the founder shares and up to $300,000 in loans from our Sponsor under an unsecured promissory note. On February 4, 2021, we consummated the Initial Public Offering of 27,600,000 Units, at a price of

$10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,013,333 Private Placement Warrants to our Sponsor at a price of $1.50 per warrant, generating gross proceeds of $7,520,000. Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $276,000,000, comprised of $270,480,000 of the proceeds from the Initial Public Offering (which amount includes $9,660,000 of the underwriter’s deferred discount) and $7,520,000 of the proceeds of the sale of the Private Placement Warrants, less an aggregate of $2,000,000 to pay fees and expenses in connection with the closing of the Initial Public Offering and for working capital following the closing of the Initial Public Offering, was deposited into the Trust Account. The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations.

For the three months ended March 31, 2021, cash used in operating activities was $803,868. Net income of $1,915,204 was affected by interest earned on marketable securities held in the Trust Account of $5,722, the change in the fair value of the warrant liability of $3,126,934, unrealized gain on marketable securities held in Trust Account of $4,595 and transaction costs associated with the IPO of $619,676. Changes in operating assets and liabilities used $201,497 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $276,010,317 (including $10,317 of interest income and unrealized gain) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals) and the proceeds from the sale of the forward purchase units, if any, to complete our Business Combination. We will make permitted withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets following the Initial Public Offering, divided by (2) our total issued shares of common stock following the Initial Public Offering, multiplied by (3) the number of our authorized shares following the Initial Public Offering. Based on the number of shares of our common stock authorized and outstanding and our total gross proceeds after the completion of the Initial Public Offering, our annual franchise tax obligation is capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $749,099. Prior to the completion of our Business Combination, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

We believe that amounts not held in trust will be sufficient to pay the costs and expenses to which such proceeds are allocated. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of a Business Combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In addition, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the proceeds from the sale of the forward purchase units, if any, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed Business Combination. We may also obtain financing prior to the closing of our Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to the forward purchase agreements or backstop arrangements we may enter into following the consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative support. We began incurring these fees on February 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

The Company entered into a forward purchase agreement with an investor (the “Anchor Investor”), which provides for the purchase by the Anchor Investor of an aggregate of 5,000,000 units (the “forward purchase units”), with each unit consisting of one share of Class A common stock (the “forward purchase share”) and one-third of one redeemable warrant to purchase one share of Class A common stock (the “forward purchase warrant”) at an exercise price of $11.50 per whole share, for a purchase price of $10.00 per unit, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the forward purchase agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders. The Anchor Investor will not receive any shares of Class B common stock as part of the forward purchase agreement. The forward purchase shares and forward purchase warrants will be identical to the Class A common stock and warrants, respectively, included in the Units being sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions and have certain registration rights.

The proceeds from the sale of the forward purchase units may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital. The obligations under the forward purchase agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders and are intended to provide the Company with funding for a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Other than discussed below, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Related Party Transactions

In December 2020, our Sponsor purchased an aggregate of 5,750,000 founder shares in exchange for payment of certain of our offering expenses of $25,000, or approximately $0.004 per share. In January 2021, our Sponsor transferred 50,000 shares to each of our independent director nominees and an aggregate of 150,000 shares to our advisors, in each case, at approximately the same share price paid by our Sponsor, resulting in our Sponsor holding 5,450,000 founder shares. On February 2, 2021, we effected a 1.2-to-1 forward stock split, resulting in our Sponsor holding 6,540,000 founder shares, each of our independent director nominees holding 60,000 founder shares and our advisors holding an aggregate of 180,000 founder shares. The founder shares held by our independent director nominees and our advisors shall not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon the completion of the Initial Public Offering. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued.

Our Sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our Sponsor has agreed to loan us up to $300,000 to cover offering-related and organizational expenses. These loans have been repaid upon completion of the Initial Public Offering out of the $1,000,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the Trust Account.

We have entered into an agreement that provides that, subsequent to the Initial Public Offering and continuing until the earlier of the consummation of our Business Combination or liquidation, we will pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services.

In addition, in order to finance transaction costs in connection with an intended Business Combination, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but is not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Our Sponsor has purchased an aggregate of 5,013,333 Private Placement Warrants at a price of $1.50 per warrant pursuant to the Private Placement Warrant Purchase Agreement, dated as of February 1, 2021. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our Sponsor will be permitted to transfer the Private Placement Warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our Sponsor. Otherwise, these warrants will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our Business Combination. Except as set forth elsewhere in the Registration Statement, the Private Placement Warrants will be non-redeemable so long as they are held by our Sponsor or its permitted transferees except as set forth under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” in the Registration Statement. The Private Placement Warrants may also be exercised by our Sponsor or its permitted transferees for cash or on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Initial Public Offering.

Pursuant to the Registration Rights Agreement we entered into with our initial stockholders on February 1, 2021, we are required to register certain securities for sale under the Securities Act. Our initial stockholders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the Registration Rights Agreement to make up to three demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC Statement was issued on April 12, 2021. Upon review of the SEC Statement, management decided to change the accounting treatment for our Warrants to comply with the guidance from the SEC. The decision to change the accounting treatment of the Warrants led management to conclude that there was a material weakness in internal control over financial reporting as of March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the errors in our financial statements described in this Quarterly Report had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The audit committee has decided to review important and evolving accounting policies and practices, including future guidance from the SEC related to SPACs, periodically as may be appropriate to remedy the material weakness related to the reclassification of the Warrants in our internal controls. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

As of March 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A.	RISK FACTORS.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings (loss) in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the SEC Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of February 4, 2021 to account for our warrants as liabilities measured at fair value, rather than equity securities. As a result of these events, we have identified a material weakness in our internal control over financial reporting. See Part I, Item 4 “Controls and Procedures” of this Quarterly Report.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 4, 2021, we consummated the Initial Public Offering of 27,600,000 Units, which includes the exercise in full by the underwriters of their over-allotment option to purchase an additional 3,600,000 units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $276,000,000. Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC acted as joint bookrunners of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252150). The Securities and Exchange Commission declared the registration statement effective on February 1, 2021.

Simultaneously with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 5,013,333 warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,520,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that, so long as they are held by our Sponsor or its permitted transferees: (1) if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), then the Private Placement Warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $276,000,000 was placed in the Trust Account.

We paid a total of $5,520,000 in underwriting discounts and commissions and $2,000,000 for other costs and expenses related to the Initial Public Offering and for working capital following the Initial Public Offering. In addition, the underwriters agreed to defer $9,660,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated February 1, 2021, by and among Thimble Point Acquisition Corp., Citigroup Global Markets, Inc. and Credit Suisse Securities (USA) LLC. (1)

3.1	Amendment to the Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Bylaws. (1)

4.1	Warrant Agreement, dated February 1, 2021, by and between Thimble Point Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated February 1, 2021, by and among Thimble Point Acquisition Corp., its executive officers, its directors, advisors and LJ10 LLC. (1)

10.2	Investment Management Trust Agreement, dated February 1, 2021, by and between Thimble Point Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated February 1, 2021, by and among Thimble Point Acquisition Corp., LJ10 LLC and the other holders party thereto. (1)

10.4	Private Placement Warrants Purchase Agreement, dated February 1, 2021, by and between Thimble Point Acquisition Corp. and LJ10 LLC. (1)

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of Thimble Point Acquisition Corp. (1)

10.6	Administrative Services Agreement, dated February 1, 2021, by and between Thimble Point Acquisition Corp. and LJ10 LLC. (1)

10.7	Forward Purchase Agreement, dated February 1, 2021, by and between Thimble Point Acquisition Corp. and KLP SPAC 1 LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 4, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THIMBLE POINT ACQUISITION CORP.

Date: May 24, 2021	/s/ Elon S. Boms
Name: Elon S. Boms
Title: Chief Executive Officer and Chairman