Form 10-Q
period 2021-06-30
Thimble Point Acquisition Corp.
filed 2021-08-19
CIK 1835567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
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
of the Exchange Act):    Yes  ☒    No  ☐
As of August
1
9
, 2021, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THIMBLE POINT ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,345,945	$—
Prepaid expenses	416,395	—

Total Current Assets	1,762,340	—
Deferred offering costs	—	310,450
Marketable securities held in Trust Account	276,020,334	—

TOTAL ASSETS	$277,782,674	$310,450

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,566,177	$1,650
Accrued offering costs	—	240,450
Promissory note — related party	988,400	45,527

Total Current Liabilities	2,554,577	287,627
Warrant liability	21,035,733	—
Deferred underwriting fee payable	9,660,000	—

TOTAL LIABILITIES	33,250,310	287,627

Commitments (Note 7)
Class A common stock subject to possible redemption 27,600,000 shares at June 30, 2021 (at redemption value of $10 per share)	276,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding, as of June 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(31,468,326)	(2,177)

Total Stockholders’ (Deficit) Equity	(31,467,636)	22,823

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$277,782,674	$310,450

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$1,752,783	$2,974,830

Loss from operations	(1,752,783)	(2,974,830)
Other expense:
Interest earned on marketable securities held in Trust Account	10,017	15,739
Change in fair value of warrants	(7,533,067)	(4,406,133)
Change in fair value of promissory note	11,600	11,600
Unrealized gain on marketable securities held in Trust Account	—	4,595

Other expense, net	(7,511,450)	(4,374,199)

Net loss	$(9,264,233)	$(7,349,029)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	27,600,000	27,600,000

Basic and diluted net income (loss) per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stoc k	6,900,000	6,725,967

Basic and diluted net loss per share, Non-redeemable common stock	$(1.34)	$(1.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)

Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,177)	$22,823
Sale of 27,600,000 Unit, net of underwriting discounts and offering expenses	27,600,000	2,760	—	—	250,201,410	—	250,204,170
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,654,400	—	1,654,400
Class A common stock subject to possible redemption	(27,600,000)	(2,760)	—	—	(251,880,120)	(24,117,120)	(276,000,000)
Net income	—	—	—	—	—	1,915,204	1,915,204

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(22,204,093)	$(22,203,403)
Change in Class A common stock subject to possible redemption	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,264,233)	(9,264,233)
Balance – June 30, 2021	—	$—	6,900,000	$690	$—	$(31,468,326)	$(31,467,636)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(7,349,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	4,406,133
Interest earned on marketable securities held in Trust Account	(15,739)
Transaction costs incurred in connection with the issuance of warrants	619,676
Unrealized gain on marketable securities held in Trust Account	(4,595)
Change in fair value of promissory note	(11,600)
Changes in operating assets and liabilities:
Prepaid expenses	(416,395)
Accounts payable and accrued expenses	1,564,527

Net cash used in operating activities	(1,207,022)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Warrants	7,520,000
Repayment of promissory note – related party	(136,833)
Proceeds from promissory note – related party	1,000,000
Proceeds from promissory note – related party	91,306
Payment of offering costs	(401,506)

Net cash provided by financing activities	278,552,967

Net Change in Cash	1,345,945
Cash – Beginning of period	—

Cash – End of period	$1,345,945

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$276,000,000

Deferred underwriting fee payable	$9,660,000
Initial classification of warrant liabilit y	$16,629,600

The accompanying notes are an integral part of the unaudited condensed financial statements.

THIMBLE POINT ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period December 1, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) and, subsequent to the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
On June 21, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Oz Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Pear Therapeutics, Inc., a Delaware corporation (“Pear”), pursuant to which Merger Sub is expected to merge with and into Pear, with Pear surviving the merger as a wholly-owned subsidiary of us (the “Merger”). The obligations of us, Merger Sub and Pear to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, which are further described in the Business Combination Agreement.
In connection with the execution of the Business Combination Agreement, we entered into subscription agreements with certain parties subscribing for our Class A common shares (the “Subscribers” and such transactions, the “Subscriptions”), pursuant to which the Subscribers have agreed to purchase, and we have agreed to sell to the Subscribers, an aggregate of 10,280,000 of our Class A common shares, for a purchase price of $10.00 per share and an aggregate purchase price of $102.8 million. The Subscriptions are expected to close substantially concurrently with the closing of the Merger. The consummation of the Subscriptions is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Merger.
The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated the Initial Public Offering of 27,600,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,013,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to LJ10 LLC (the “Sponsor”), generating gross proceeds of $7,520,000, which is described in Note 4.
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
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.
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
Liquidity and Financial Condition
We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but may not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
as filed with the SEC on February 10, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 27,600,000 Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
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
methodology. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading notice as of the balance sheet date. The Private Warrants were valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
methodology (see Note 9).
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The
Company
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
The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.
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
non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption

Interest earned on marketable securities held in Trust Account	$10,017	$20,334
Less: interest available to be withdrawn for payment of taxes	(10,017)	(20,334)

Net income allocable to Class A ordinary shares subject to possible redemption	$—	$—

Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	27,600,000	27,600,000

Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss allocable to non redeemable stock
Net loss	$(9,264,233)	$(7,349,029)
Net Loss allocable to Class A Common stock subject to possible redemption	—	—

Non-Redeemable Net Loss	$(9,264,233)	$(7,349,029)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stoc k	6,900,000	6,725,967

Basic and diluted net loss per share, Non-redeemable common stock	$(1.34)	$(1.09)

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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,600,000 Units which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-third
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).
NOTE 4. PRIVATE PLACEMENT
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

NOTE 5. RELATED

PARTY TRANSACTIONS
Founder Shares
On December 7, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On February 2, 2021, the Company effected a
1.2-to-1
forward stock split, resulting in 6,900,000 Founder shares being issued and outstanding. All share and per share am
o
unts have been retroactively restated to reflect the share transactions. The Founder Shares include an aggregate of up to 900,000 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriter’s election to fully exercise their over-allotment option, which was consummated on February 4, 2021, no Founder Shares were forfeited.
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
Administrative

Services Agreement
The Company entered into an agreement, commencing on February 2, 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, to the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $50,000 of such fees.
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
On June 21, 2021, the Company issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000,000 to the Sponsor. The Note is non-interest
bearing and payable upon the consummation of a Business Combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants.

The 2021 Note was valued using the fair value method. The value of the note as of June 30, 2021 was $988,400. As of June 30, 2021, the full $1,000,000 of the note was drawn.
The Company assessed the provisions of the 2021 Note under ASC 815-15. Because the 2021 Note does not accrue interest and is not exercisable prior to the consummation of a Business Combination, we valued the note on an “as-converted” basis within Level 3 of the fair value hierarchy.

For the 2021 Note, the assumptions used to value the promissory note using the fair value method were consistent with those utilized in the Company’s valuation for the Private Placement Warrants and are detailed below:

June 30
Expected volatility (%)	22.7%
Risk-free interest rate (%)	0.86%
Expected dividend yield (%)	0.0
Contractual term (years)	0.17

Conversion price	$1.50
Underlying share price	9.88
Underlying value per private warrant	$1.48
Convertible notes amount	$1,000,000
Fair value of the conversion feature	$988,400
Sponsor Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor, the Company’s directors and members of the Company’s team of advisors (the “Advisors”) (coll
e
ctively, the “Sponsor Agr
e
ement Parties”) entered into a sponsor support agreement (the “Sponsor Agreement”) with the Company and Pear, pursuant to wh
i
ch the Sponsor Agreement Parties agreed to, among other things, (i) vote at any meeting of our shareholders all of their shares of Class A common stock and Class B common stock in favor of each Transaction Proposal (as defined in the Business Combination Agreement), (ii) be bound by certain other covenants and agreements related to the Merger and (iii) be bound by certain transfer restrictions with respect to such common stock, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.
The Sponsor has also agreed, subject to certain exceptions, not to transfer 1,269,600 of the Company’s Class B Shares held by it and to have 922,453 of its Private Placement Warrants held in trust, in each case, until such securities are released under the Sponsor Agreement. Pursuant to the Sponsor Agreement, (i) 423,200 of such Class B shares and 307,485 of such Private Placement Warrants will be released upon the Company’s common stock achieving $12.50 as its volume weighted average price per share for any 20 trading days within a 30 consecutive trading day period, (ii) 423,200 of such Class B shares and 307,484 of such Private Placement Warrants will be released upon the Company’s common stock achieving $15.00 as its volume weighted average price per share for any 20 trading days within a 30 consecutive trading day period, and (iii) 423,200 of such Class B Shares and 307,484 of such Private Placement Warrants will be released upon the Company’s common stock achieving $17.50 as its volume weighted average price per share for any 20 trading days within a 30 consecutive trading day period, in each case, during the Earn Out Period (as defined in the Sponsor Agreement). Any such Class B shares or Private Placement Warrants not vested prior to the fifth anniversary of the closing of the merger will be deemed to be forfeited. The Class B shares held by the Sponsor’s directors and Advisors will not be subject to vesting or forfeiture.
NOTE 6. COMMITMENTS
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
Underwriting Agreement
The underwriter
s
are
entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriter
s
from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreement
The Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with an investor (the “Anchor Investor”), which provided for the purchase by the Anchor Investor of an aggregate of

5,000,000
units, with each unit consisting of one share of Class A common stock (the “forward purchase share”) and one-third
of one redeemable warrant to purchase one share of Class A common stock (the “forward purchase warrant”) at an exercise price of
$
11.50
per whole share, for a purchase price of $
10.00

per unit, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders. The Anchor Investor will not receive any shares of Class B common stock as part of the Forward Purchase Agreement. The forward purchase shares will be identical to the Class A common stock sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions and have certain registration rights.
In connection with the execution of the Business Combination Agreement, the Company entered into a First Amendment to Forward Purchase Agreement (the “Forward Purchase Agreement Amendment”) with the Anchor Investor, pursuant to which, effective as of immediately prior to the closing of the Merger, the Forward Purchase Agreement will be amended to (i) eliminate the sale of forward purchase warrants and (ii) instead provide exclusively for the sale of such number of Class A common shares equal to the sum of (x) 2,300,000 and (y) such additional Class A common shares as the Anchor Investor may elect to purchase up to the lesser of (A) the number of Class A common shares redeemed by the Company’s public stockholders and (B) 2,700,000, in each case, for a purchase price of $10.00 per share (such purchase and sale of the Company’s Class A common shares, the “Forward Purchase”). The Class A common shares to be issued pursuant to the Forward Purchase have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.
The proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital. Except as described in the preceding paragraph, the obligations under the Forward Purchase Agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders and are intended to provide the Company with funding for a Business Combination. Accordingly, the Company account ed
 for the securities underlying the Forward Purchase Agreement in accordance with
ASC 815-40,
under which they do not meet the criteria for equity classification and must be recorded as liabilities and measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with any subsequent changes in fair value recognized in the statements of operations in the period of change.
NOTE 7. STOCKHOLDER’S EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding. As of December 31, 2020, there were no shares of
Class A common stock issued or outstanding.

Class
 B

Common Stock
 —
The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
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
The shares of Class B common stock will a
uto
matically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder on a one-for-one basis
(subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (including the forward purchase shares), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in a Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.
NOTE 8. WARRANTS
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
Redemption of Warrants When the Price per share of Class
 A common stock Equals or Exceeds $10.00 —
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

NOTE 9. FAIR

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
At June 30, 2021, assets held in the Trust Account were comprised of $276,020,334 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$276,020,334
Liabilities:
Warrant Liability – Public Warrants	1	13,616,000
Warrant Liability – Private Placement Warrants	2	7,419,733
Convertible Promissory Note	3	988,400
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
As of February 4, 2021, the Warrants were valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of February 4, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker THMAW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The key inputs into the binomial lattice model for the Warrants were as follows:

	February 4, 2021 (Initial Measurement)		June 30, 2021
Input	Public Warrants	Private Warrants	Private Warrants
Market price of public shares	$9.61	$9.61	9.88
Risk-free rate	0.52%	0.52%	0.86%
Dividend yield	0.00%	0.00%	0.00%
Volatility	19.7%	19.7%	22.7%
Exercise price	$11.50	$11.50	11.50
Effective expiration date	6/19/26	6/19/26	5/19/26
One-touch hurdle	$18.18
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 4, 2021	5,865,600	10,764,000	16,629,600
Change in fair value	1,554,133	2,852,000	4,406,133

Fair value as of June 30, 2021	$7,419,733	13,616,000	21,035,733

T
ransfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $13,616,000.
 The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $7,419,733.
NOTE 10. SUBSEQUENT EVENTS
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
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and the forward purchase shares, our capital stock, debt or a combination of cash, stock and debt.
The issuance of additional shares of our stock in a Business Combination, including the issuance of the forward purchase securities:

•
may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common shares on a greater than one-to-one
basis upon conversion of the Class B common stock;

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

Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our Business Combination will be successful. We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but may not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.
Proposed Initial Business Combination
On June 21, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Oz Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), and Pear Therapeutics, Inc., a Delaware corporation (“Pear”), pursuant to which Merger Sub will merge with and into Pear, with Pear surviving the merger as a wholly-owned subsidiary of us (the “Merger”). The obligations of us, Merger Sub and Pear to consummate the Merger are subject to the satisfaction or waiver of certain closing conditions, which are further described in the Business Combination Agreement.
In connection with the execution of the Business Combination Agreement, we entered into subscription agreements with certain parties subscribing for our Class A common shares (the “Subscribers” and such transactions, the “Subscriptions”), pursuant to which the Subscribers have agreed to purchase, and we have agreed to sell to the Subscribers, an aggregate of 10,280,000 of our Class A common shares, for a purchase price of $10.00 per share and an aggregate purchase price of $102.8 million. The Subscriptions are expected to close substantially concurrently with the closing of the Merger. The consummation of the Subscriptions is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Merger. The Class A common shares to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.
In connection with the execution of the Business Combination Agreement, we entered into a First Amendment to Forward Purchase Agreement (the “Forward Purchase Agreement Amendment”) with the Anchor Investor, pursuant to which, effective as of immediately prior to the closing of the Merger, the Forward Purchase Agreement, dated February 1, 2021, between us and the Anchor Investor, will be amended to (i) eliminate the sale of warrants to purchase our Class A common shares and (ii) instead provide exclusively for the sale of such number of our Class A common shares equal to the sum of (x) 2,300,000 and (y) such additional Class A common shares as the Anchor Investor may elect to purchase up to the lesser of (A) the number of Class A common shares redeemed by our public stockholders and (B) 2,700,000, in each case, for a purchase price of $10.00 per share (such purchase and sale of our Class A common shares, the “Forward Purchase”). The Class A common shares to be issued pursuant to the Forward Purchase have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.
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
For the three months ended June 30, 2021, we had a net loss of $9,264,233, which consisted of the change in fair value of warrant liability of $7,533,067 and operating costs of $1,752,783 offset by interest income on marketable securities held in the Trust Account of $10,01
7 and the change in the fair value of the promissory note of $11,600.
F
or the six months ended June 30, 2021, we had a net loss of $7,349,029, which consisted of the change in fair value of warrant liability of $4,406,133 and operating costs of $2,974,830 offset by interest income on marketable securities held in the Trust Account of $15,739, the change in the fair value of the promissory note of $11,600 and an unrealized gain on marketable securities held in the Trust Account of $4,595
.
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
For the six months ended June 30, 2021, cash used in operating activities was $1,207,022. Net loss of $7,349,029 was affected by interest earned on marketable securities held in the Trust Account of $15,739, the change in the fair value of the promissory note of $11,600, the change in the fair value of the warrant liability of $4,406,133, unrealized gain on marketable securities held in Trust Account of $4,595 and transaction costs associated with the IPO of $619,676. Changes in operating assets and liabilities provided $1,148,132 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $276,020,334 (including $20,334 of interest income and unrealized gain) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of permitted withdrawals) and the proceeds from the sale of the forward purchase shares, if any, to complete our Business Combination. We will make permitted withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par
capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets following the Initial Public Offering, divided by (2) our total issued shares of common stock following the Initial Public Offering, multiplied by (3) the number of our authorized shares following the Initial Public Offering. Based on the number of shares of our common stock authorized and outstanding and our total gross proceeds after the completion of the Initial Public Offering, our annual franchise tax obligation is capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had cash of $1,345,945. Prior to the completion of our Business Combination, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. On June 21, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to our Sponsor as. The Note does not bear interest and is repayable in full upon consummation of our Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants, at a price of $1.50 per warrant, the terms of which will be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.
We will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but may not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through one year and one day from the issuance of this report.
Off-Balance
Sheet Arrangements; Commitments and Contractual Obligations
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations, other than as described below.
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
The Company entered into a forward purchase agreement with an investor (the “Anchor Investor”), which provided for the purchase by the Anchor Investor of an aggregate of 5,000,000 units (the “Forward Purchase Agreement”), with each unit consisting of one share of Class A common stock (the “forward purchase share”) and one-third
of one redeemable warrant to purchase one share of Class A common stock (the “forward purchase warrant”) at an exercise price of $11.50 per whole share, for a purchase price of $10.00 per unit, in a private placement to close concurrently with the closing of a Business Combination. The obligations under the Forward Purchase Agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders. The Anchor Investor will not receive any shares of Class B common stock as part of the Forward Purchase Agreement. The forward purchase shares will be identical to the Class A common stock sold in the Initial Public Offering, except that they will be subject to certain transfer restrictions and have certain registration rights.
In connection with the execution of the Business Combination Agreement, the Company entered into a First Amendment to Forward Purchase Agreement (the “Forward Purchase Agreement Amendment”) with the Anchor Investor, pursuant to which, effective as of immediately prior to the closing of the Merger, the Forward Purchase Agreement will be amended to (i) eliminate the sale of forward purchase warrants and (ii) instead provide exclusively for the sale of such number of Class A common shares equal to the sum of (x) 2,300,000 and (y) such additional Class A common shares as the Anchor Investor may elect to purchase up to the lesser of (A) the number of Class A common shares redeemed by the Company’s public stockholders and (B) 2,700,000, in each case, for a purchase price of $10.00 per share (such purchase and sale of the Company’s Class A common shares, the “Forward Purchase”). The Class A common shares to be issued pursuant to the Forward Purchase have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.
Except as described in the preceding paragraph, the proceeds from the sale of the forward purchase shares may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital. The obligations under the Forward Purchase Agreement will not depend on whether any shares of Class A common stock are redeemed by the Public Stockholders and are intended to provide the Company with funding for a Business Combination.
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
Warrant Liability
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
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
In addition, in order to finance transaction costs in connection with an intended Business Combination, our Sponsor, an affiliate of our Sponsor or our officers and directors may, but is not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. On June 21, 2021, we issued an unsecured promissory note (the “Note”) in the principal amount of $1,000,000 to our Sponsor as. The Note does not bear interest and is repayable in full upon consummation of our Business Combination. If we do not complete a Business Combination, the Note shall not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants, at a price of $1.50 per warrant, the terms of which will be identical to the terms of the Private Placement Warrants. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Our Sponsor has purchased an aggregate of 5,013,333 Private Placement Warrants at a price of $1.50 per warrant pursuant to the Private Placement Warrant Purchase Agreement, dated as of February 1, 2021. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our Sponsor will be permitted to transfer the Private Placement Warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our Sponsor. Otherwise, these warrants will not, subject to certain limited exceptions, be transferable or salable until 30 days after the completion of our Business Combination. Except as set forth elsewhere in the Registration Statement, the Private Placement Warrants will be non-redeemable
so long as they are held by our Sponsor or its permitted transferees except as set forth under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” in the Registration Statement. The Private Placement Warrants may also be exercised by our Sponsor or its permitted transferees for cash or on a cashless basis. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Initial Public Offering.
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
In connection with the execution of the Business Combination Agreement, our Sponsor, our directors and members of our team of advisors (the “Advisors”) (collectively, the “Sponsor Agreement Parties”) entered into a sponsor support agreement (the “Sponsor Agreement”) with us and Pear, pursuant to which the Sponsor Agreement Parties agreed to, among other things, (i) vote at any meeting of our shareholders all of their shares of our Class A common stock and Class B common stock in favor of each Transaction Proposal (as defined in the Business Combination Agreement), (ii) be bound by certain other covenants and agreements related to the Merger and (iii) be bound by certain transfer restrictions with respect to such common stock, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.
Our Sponsor has also agreed, subject to certain exceptions, not to transfer 1,269,600 of our Class B Shares held by it and to have 922,453 of its Private Placement Warrants held in trust, in each case, until such securities are released under the Sponsor Agreement. Pursuant to the Sponsor Agreement, (i) 423,200 of such Class B shares and 307,485 of such Private Placement Warrants will be released upon our common stock achieving $12.50 as its volume weighted average price per share for any 20 trading days within a 30 consecutive trading day period, (ii) 423,200 of such Class B shares and 307,484 of such Private Placement Warrants will be released upon our common stock achieving $15.00 as its volume weighted average price per share for any 20 trading days within a 30 consecutive trading day period, and (iii) 423,200 of such Class B Shares and 307,484 of such Private Placement Warrants will be released upon our common stock achieving $17.50 as its volume weighted average price per share for any 20 trading days within a 30 consecutive trading day period, in each case, during the Earn Out Period (as defined in the Sponsor Agreement). Any such Class B shares or Private Placement Warrants not vested prior to the fifth anniversary of the closing of the merger will be deemed to be forfeited. The Class B shares held by our Sponsor’s directors and Advisors will not be subject to vesting or forfeiture.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our Warrants when the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”) on April 12, 2021. Upon review of the SEC Statement, management decided to change the accounting treatment for our Warrants to comply with the guidance from the SEC. The decision to change the accounting treatment of the Warrants in connection with the preparation of our Form 10-Q for the quarter ended March 31, 2021 led management to conclude that there was a material weakness in internal control over financial reporting, which has not been fully remediated as of June 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led our management to conclude that there was a material weakness in our internal control over financial reporting, as described above, and our remediation efforts described below. In light of the material weakness, our audit committee, management and third-party professionals with whom we consult regarding complex accounting applications have performed additional analyses, including the review of important and evolving accounting policies and practices, as deemed appropriate to remedy the material weakness related to the reclassification of the Warrants in our internal controls. Management continues to assess the effectiveness of these procedures as we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
As of June 30, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A.	RISK FACTORS.
As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

On June 21, 2021, in connection with the execution of the Business Combination Agreement, we entered into Subscription Agreements with the Subscribers, pursuant to which the Subscribers have agreed to purchase, and we have agreed to sell to the Subscribers, an aggregate of 10,280,000 of our Class A common shares, for a purchase price of $10.00 per share and an aggregate purchase price of $102.8 million. The Subscriptions are expected to close substantially concurrently with the closing of the Merger. The consummation of the Subscriptions is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Merger. The Class A common shares to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of June 21, 2021, by and among Thimble Point Acquisition Corp., Oz Merger Sub Inc. and Pear Therapeutics, Inc. (1)

10.1	Sponsor Support Agreement, dated as of June 21, 2021, by and among LJ10 LLC, Thimble Point Acquisition Corp., Pear Therapeutics, Inc. and certain other parties thereto. (1)

10.2	Form of Subscription Agreement by and among Thimble Point Acquisition Corp., Pear Therapeutics, Inc. and the investor identified on the signature page thereto. (1)

10.3	First Amendment to Forward Purchase Agreement, dated as of June 21, 2021, by and among Thimble Point Acquisition Corp. and KLP SPAC 1 LLC. (1)

10.4	Promissory Note, dated June 21, 2021, issued by Thimble Point Acquisition Corp. to LJ10 LLC. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
This certification is furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 21, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THIMBLE POINT ACQUISITION CORP.

Date: August 19, 2021	/s/ Elon S. Boms
Name: Elon S. Boms
Title: Chief Executive Officer and Chairman