Form 10-Q
period 2021-09-30
Thimble Point Acquisition Corp.
filed 2021-11-05
CIK 1835567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(203)680-8543
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
As of November 4, 2021,
 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
THIMBLE POINT ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$770,653	$—
Prepaid expenses	233,323	—

Total Current Assets	1,003,976	—
Deferred offering costs	—	310,450
Marketable securities held in Trust Account	276,023,886	—

TOTAL ASSETS	$277,027,862	$310,450

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,869,069	$1,650
Accrued offering costs	—	240,450
Promissory note	631,400	—
Promissory note — related party loan	—	45,527

Total Current Liabilities	3,500,469	287,627
Warrant liability	13,502,666	—
Deferred underwriting fee payable	9,660,000	—

TOTAL LIABILITIES	26,663,135	287,627

Commitments (Note 6)
Class A common stock subject to possible redemption 27,600,000 and 0 shares at September 30, 2021 (at redemption value of $10 per share) and December 31, 2020, respectively	276,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding, as of September 30, 2021 and December 31, 2020	690	690
Additional paid-in capital	—	24,310
Accumulated deficit	(25,635,963)	(2,177)

Total Stockholders’ (Deficit) Equity	(25,635,273)	22,823

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$277,027,862	$310,450

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THIMBLE POINT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating and formation costs	$2,061,256	$5,036,086

Loss from operations	(2,061,256)	(5,036,086)
Other income (expense):
Interest earned on marketable securities held in Trust Account	8,147	23,886
Change in fair value of warrant liability	7,533,067	3,126,934
Change in fair value of promissory note	357,000	368,600
Unrealized loss on marketable securities held in Trust Account	(4,595)	—

Other income, net	7,893,619	3,519,420
Net income (loss)	$5,832,363	$(1,516,666)

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	24,061,538

Basic and diluted net income (loss) per share, Class A common stock	$0.17	$(0.05)

Basic and diluted weighted average shares outstanding, C lass B common stock	6,900,000	6,784,615

Basic and diluted net income (loss) per share, Class B common stock	$0.17	$(0.05)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THIMBLE POINT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit) Equity
Balance – January 1, 2021	—	$—	6,900,000	$690	$24,310	$(2,177)	$22,823
Cash Placement Warrants	—	—	—	—	1,654,400	—	1,654,400
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,678,710)	(24,117,120)	(25,795,830)
Net income	—	—	—	—	—	1,915,204	1,915,204

Balance – March 31, 2021	—	$—	6,900,000	$690	$—	$(22,204,093)	$(22,203,403)
Net loss	—	—	—	—	—	(9,264,233)	(9,264,233)

Balance – June 30, 2021	—	$—	6,900,000	$690	$—	$(31,468,326)	$(31,467,636)
Net income	—	—	—	—	—	5,832,363	5,832,363

Balance – September 30, 2021	—	$—	6,900,000	$690	$—	$(25,635,963)	$(25,635,273)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THIMBLE POINT ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,516,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(3,126,934)
Interest earned on marketable securities held in Trust Account	(23,886)
Transaction costs incurred in connection with the issuance of warrants	619,676
Change in fair value of promissory note	(368,600)
Changes in operating assets and liabilities:
Prepaid expenses	(233,323)
Accounts payable and accrued expenses	2,867,419

Net cash used in operating activities	(1,782,314)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)

Net cash used in investing activities	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	270,480,000
Proceeds from sale of Private Placement Warrants	7,520,000
Repayment of promissory note – related party	(136,833)
Proceeds from promissory note – related party	1,000,000
Proceeds from promissory note – related party	91,306
Payment of offering costs	(401,506)

Net cash provided by financing activities	278,552,967

Net Change in Cash	770,653
Cash – Beginning of period	—

Cash – End of period	$770,653

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$276,000,000

Deferred underwriting fee payable	$9,660,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

THIMBLE POINT ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not yet commenced any operations. All activity for the period December 1, 2020 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) and, subsequent to the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account, net of permitted withdrawals). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.
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
.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder

Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Window, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 26, 2021, as well as the Company’s Current Report on Form
8-K,
as filed with the SEC on February 10, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents
The Company considers
all
short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 27,600,000 and no Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2021 and as of the IPO date, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	$(10,764,000)
Class A common stock issuance costs	$(15,031,830)
Plus:
Accretion of carrying value to redemption value	$25,795,830

Class A common stock subject to possible redemption	$207,372,020

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
methodology. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading notice as of the balance sheet date. The Private Warrants were valued using a binomial lattice model incorporating the
Cox-Ross-Rubenstein
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to inc
o
me tax examinations by major taxing authorities since inception.
Net Income Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies
the two-class method in calculating earnings per share.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase
14,213,333
Class A common stock in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per common stock
Numerator:

Allocation of net loss, as adjusted	$4,665,890	$1,166,473	$(1,183,075)	$(333,591)
Denominator :
Basic and diluted weighted average shares outstanding	27,600,000	6,900,000	24,061,538	6,784,615
Basic and diluted net loss per common stock	$0.17	$0.17	$(0.05)	$(0.05)

Concentration of Credit Risk
Financial instruments
that potentially
subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $
250,000
. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on February 2, 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, to the Company will pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $80,000 of such fees.
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
On June 21, 2021, the Company issued an unsecured promissory note (the “2021 Note”) in the principal amount of $1,000,000 to the Sponsor. The Note is non-interest
bearing and payable upon the consummation of a Business Combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. The 2021 Note was valued using the fair value method. The value of the note as of September 30, 2021 was $631,400. As of September 30, 2021, the full $1,000,000 of the note was drawn.
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

For the 2021 Note, the assumptions used to value the promissory note using the fair value method were consistent with those utilized in the Company’s valuation for the Private Placement Warrants and are detailed below:

September 30, 2021
Expected volatility (%)	15.8%
Risk-free interest rate (%)	0.94%
Expected dividend yield (%)	0.0
Conversion price	$1.50
Underlying share price	9.94
Underlying value per private warrant	$0.95
Convertible notes amount	$1,000,000
Fair value of the conversion feature	$631,400
Sponsor Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor, the Company’s directors and members of the Company’s team of advisors (the “Advisors”) (collectively, the “Sponsor Agreement Parties”) entered into a sponsor support agreement (the “Sponsor Agreement”) with the Company and Pear, pursuant to which the Sponsor Agreement Parties agreed to, among other things, (i) vote at any meeting of our shareholders all of their shares of Class A common stock and Class B common stock in favor of each Transaction Proposal (as defined in the Business Combination Agreement), (ii) be bound by certain other covenants and agreements related to the Merger and (iii) be bound by certain transfer restrictions with respect to such common stock, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.
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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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
In connection with the execution of the Business Combination Agreement, the Company entered into a First Amendment to Forward Purchase Agreement (the “Forward Purchase Agreement Amendment”) with the Anchor Investor, pursuant to which, effective as of immediately prior to the closing of the Merger, the Forward Purchase Agreement will be amended to (i) eliminate the sale of forward purchase warrants and (ii) instead provide exclusively for the sale of such number of Class A common shares equal to the sum of (x) 2,300,000 and (y) such additional Class A common shares as the Anchor Investor may elect to purchase up to the lesser of (A) the number of Class A common shares redeemed by the Company’s public stockholders and (B) 2,700,000, in each case, for a purchase price of $10.00 per share (such purchase and sale of the Company’s Class A common shares, the “Forward Purchase”). The Class A common shares to be issued pursuant to the Forward Purchase have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration.
NOTE 7. STOCKHOLDER’S EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 27,600,000 shares of Class A common stock issued and outstanding. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class
 B
 Common Stock
 —
The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.
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

NOTE 9. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that arere-measured and reported at fair value at each reporting period, and non-financial
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
At September 30, 2021, assets held in the Trust Account were comprised of $276,023,886 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$276,023,886
Liabilities:
Warrant Liability – Public Warrants	1	8,740,000
Warrant Liability – Private Placement Warrants	2	4,762,666
Convertible Promissory Note	3	631,400
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the September 30, 2021 condensed consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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

The key inputs into the binomial lattice model for the Warrants were as follows:

September 30, 2021
Input	Private Warrants
Market price of public shares	9.94
Risk-free rate	0.94%
Dividend yield	0.00%
Volatility	15.8%
Exercise price	11.50
Effective expiration date	6/16/26
One-touch hurdle
The following table presents the changes in the fair value of warrant liabilities as Level 3 measurements:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	—	—
Initial measurement on February 4, 2021	5,865,600	10,764,000	16,629,600
Change in fair value	1,554,133	2,852,000	4,406,133
Transfers out of Level 3 to Level 1	—	(13,616,000)	(13,616,000)
Transfers out of Level 3 to Level 2	(7,419,733)	—	(7,419,733)

Fair value as of June 30, 2021	$—	—	—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $13,616,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $7,419,733.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Registration Statements on Form
S-1(Registration
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
For the three months ended September 30, 2021, we had a net income of $5,832,363, which consisted of the change in fair value of warrant liability of $7,533,067, interest earned on marketable securities held in the Trust Account of $8,147, and the change in fair value of the promissory note of $357,000, offset by formation and operational costs of $2,061,256 and unrealized loss on marketable securities held in the Trust Account of $4,595.
For the nine months ended September 30, 2021, we had a net loss of $1,516,666, which consisted of formation and operational costs of $5,036,086, offset by the change in fair value of warrant liability of $3,126,934, interest earned on marketable securities held in the Trust Account of $23,886, and the change in the fair value of the promissory note of $368,600.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,782,314. Net loss of $1,516,666 was affected by interest earned on marketable securities held in the Trust Account of $23,886, the change in the fair value of the promissory note of $368,600, the change in the fair value of the warrant liability of $3,126,934, and transaction costs associated with the IPO of $619,676. Changes in operating assets and liabilities provided $2,634,096 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $276,023,886 (including $23,886 of interest income and unrealized gain) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of $770,653. Prior to the completion of our Business Combination, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

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
As of September 30, 2021, we did not have any
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, common stock subject to possible redemption, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
Net Loss Per Common Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per common share, Class A common stock is calculated by dividing weighted net loss by the weighted average number of Class A common stock outstanding during the period. Net income (loss) per common share, Class B common stock is calculated by dividing weighted net loss by the weighted average number of Class B common stock outstanding during the period.

Recent Accounting Standards
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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
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
for the quarter ended March 31, 2021 led management to conclude that there was a material weakness in internal control over financial reporting, which has not been fully remediated as of September 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led our management to conclude that there was a material weakness in our internal control over financial reporting, as described above, and our remediation efforts described below. In light of the material weakness, our audit committee, management and third-party professionals with whom we consult regarding complex accounting applications have performed additional analyses, including the review of important and evolving accounting policies and practices, as deemed appropriate to remedy the material weakness related to the reclassification of the Warrants in our internal controls. Management continues to assess the effectiveness of these procedures as we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed consolidated financial statements. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
As of September 30, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

THIMBLE POINT ACQUISITION CORP.

Date: November 4, 2021	/s/ Elon S. Boms
Name: Elon S. Boms
Title: Chief Executive Officer and Chairman