Form 10-K
period 2021-12-31
Pear Therapeutics, Inc.
filed 2022-03-29
CIK 1835567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-39969
Pear Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

200 State Street, 13th Floor
Boston, MA 02109
Delaware	(617) 925-7848	85-4103092
(State or other jurisdiction of incorporation or organization)	(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)	(I.R.S. Employer Identification No.)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	PEAR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	PEARW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $272.7 million, computed by reference to the closing sale price of the Class A common stock as reported by the Nasdaq Capital Market on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.
The number of shares of the registrant’s Class A common stock outstanding as of March 21, 2022 was 137,836,028.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Pear Therapeutics, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2021

This document contains references to trademarks, trade names, and service marks belonging to other entities. Solely for convenience, trademarks, trade names, and service marks referred to in this Annual Report on Form 10-K may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. The risks described under the heading “Risk Factors” are not exhaustive. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law. You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 2

PART I
BASIS OF PRESENTATION
References throughout this Form 10-K to “we,” “us,” the “Company,” “Pear” or “our company” are to Pear Therapeutics, Inc. (formerly known as Thimble Point Acquisition Corp.), and “Legacy Pear” refers to Pear Therapeutics (US), Inc. prior to the Business Combination, unless otherwise noted or the context otherwise indicates.
On December 3, 2021 (the “Closing”), we consummated a business combination, or the “Business Combination”, pursuant to the terms of the business combination agreement, or “Business Combination Agreement”, dated June 21, 2021, by and among the Company (formerly known as Thimble Point Acquisition Corp., or “THMA”), Pear Therapeutics (US), Inc., a Delaware corporation incorporated on August 14, 2013 (“Pear US”) (formerly known as Pear Therapeutics, Inc.) and Oz Merger Sub, Inc., pursuant to which Oz Merger Sub., Inc. (a Delaware corporation and wholly-owned subsidiary of THMA, or “Merger Sub”) merged with and into Pear US, with Pear US surviving as our wholly owned subsidiary. Upon the closing of the Business Combination, THMA changed its name to Pear Therapeutics, Inc. (“Pear” or the “Company”).
Pursuant to the terms of the Business Combination Agreement, each share of Legacy Pear common stock, par value $0.0001 per share (“Legacy Pear Common Shares”) issued and outstanding immediately prior to the Closing, after giving effect to the conversion of all issued and outstanding shares of Legacy Pear preferred stock, par value $0.0001 per share (“Legacy Pear Preferred Shares”) to Legacy Pear Common Shares, were canceled and converted into the right to receive a number of shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) equal to the number of shares of Legacy Pear Common Shares multiplied by the exchange ratio of approximately 1.47. In addition, all outstanding equity awards of Legacy Pear were converted into equity awards with the option to purchase Class A common stock with the same terms and conditions adjusted by the exchange ratio of approximately 1.47.

Legacy Pear is deemed the accounting predecessor and the post-company successor SEC registrant, which means Legacy Pear financial statements for previous periods are disclosed in this Form 10-K. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 3

ITEM 1. BUSINESS
Overview
Pear is a commercial-stage healthcare company pioneering a new class of software-based medicines, sometimes referred to as Prescription Digital Therapeutics (“PDTs”), which use software to treat diseases directly. Our vision is to advance healthcare through the widespread use of PDTs, and to be the one-stop shop for PDTs offered both by Pear and by other organizations that may choose to host their products on our commercial platform.
Recent global trends are converging to highlight a significant unmet need for new and innovative solutions for the treatment of diseases. We believe that our software-based, data-driven solutions are well suited to satisfy this growing unmet need for treatment of diseases, including addiction and insomnia. We believe that PDTs have the potential to become a cornerstone of the emerging digital health ecosystem and that PDTs are a transformative new generation of therapeutics.
We believe that Pear’s platform has the potential to provide for discovery, development, and commercialization of PDTs at scale. We have designed our development platform to allow for the repeated advancement of PDTs through U.S. Food and Drug Administration (“FDA”) market authorization. Over time, our commercial platform, PearConnect, is similarly designed to offer the infrastructure needed to distribute PDTs developed by us or others. Due to our first-mover advantage, we believe that Pear is positioned to be a long-term leader in this novel therapeutic class.
Pear is one of the category creators and leaders of the PDT industry, as evidenced by being the first company to receive FDA market authorization for a PDT. Our marketed PDTs, reSET, reSET-O and Somryst, were among the first three PDTs authorized by FDA and address psychiatric indications, an area with significant unmet need.
Two of Pear’s FDA-authorized PDTs treat addiction, which currently affects more than 20 million people in the United States (“US”).
Pear’s first product, reSET, is indicated for the treatment of substance use disorder (“SUD”) as a monotherapy. To combat SUD, reSET works to enhance patient abstinence, improve patient treatment retention relative to human intervention-based alternatives, and extend clinicians’ reach outside of scheduled office visits. reSET’s mechanisms of action seek to directly modify addiction-related neurocircuitry and induce dopamine in the brain, a process with the potential to repair dysfunctional neurophysiology.
Pear’s second product, reSET-O, is the first PDT to receive FDA Breakthrough Designation, and is FDA-authorized for treatment of opioid use disorder (“OUD”) in combination with buprenorphine. Approximately 1.6 million Americans suffer from OUD annually in the US, and approximately 50,000 Americans die each year from opioid overdose. To combat OUD, reSET-O works alongside buprenorphine to reduce dependence on opioids, and, similar to reSET, to improve patient treatment adherence and extend clinicians’ reach outside of scheduled office visits.
Pear’s third product, Somryst, is the only software-based, FDA-authorized, and guideline-recommended treatment for chronic insomnia. Chronic insomnia is estimated to affect approximately 30 million people in the US. In addition to adversely affecting quality of life, chronic insomnia can also give rise to other serious and life-threatening medical conditions. Many patients turn to sleep medications to combat their chronic insomnia. Most available sleep medications are only recommended for short-term use due to their habit-forming side effects, and, as a result, are not a long-term solution to treat chronic insomnia. We believe that the lack of a convenient and effective solution for chronic insomnia represents a significant unmet medical need that Somryst can help address to reduce the occurrence of chronic insomnia.
We believe that PDTs have the potential to directly treat a breadth of additional diseases beyond our initial products for the treatment of addiction and insomnia, including the diseases listed in the graphic below. To capitalize on this potential, Pear has developed a robust pipeline of PDTs for a variety of additional indications across psychiatry, neurology, and other therapeutic areas. Pear currently has a pipeline of 14 PDT product
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 4

candidates, as well as the infrastructure and knowledge base needed to continue to expand upon this pipeline, which we believe has the potential to deliver more than one hundred PDTs.
Note: Diseases show above are potential medication conditions that PDTs could address in the future.
The Prescription Digital Therapeutic Opportunity
For decades, innovations have expanded the classes of therapeutics to treat disease, from small molecules starting in the 1900s to biologics starting in the late 1970s to cell and gene therapies starting around 2000. This collective innovation has resulted in consistent improvement of health outcomes around the world. Still, across numerous disease states, limited treatment options and substantial barriers to access persist. These barriers include excessive cost, conditions that are difficult to treat with drugs, geographic inaccessibility, and unfavorable side effect profiles.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 5

Pear is advancing PDTs, a novel class of therapeutics, which are software that can be prescribed by a clinician, either alone or in combination with drugs, to treat disease directly. We believe that PDTs are a transformative new class of medicines.
Similar to pharmaceuticals, novel PDTs undergo rigorous clinical development via clinical trials designed to seek FDA authorization to safely and effectively treat disease. Similar to wellness apps, PDTs utilize digital technology to remotely interface with patients. PDTs are designed to expand access and convenience for patients, improve reach for clinicians, and reduce cost for payors by reducing and/or augmenting human intervention, providing for more efficient care, and by ideally improving clinical outcomes.
Currently, the medical community is embracing the integration of software into the navigation and delivery of care. Payors are increasingly recognizing the near- and long-term cost benefit of using software for treatment of diseases. The pervasiveness of technology and growth of telehealth allows for virtual access that was not previously available. As the category creator and leader in PDTs, Pear is defining and expanding the opportunities in this market due to factors which include, but are not limited to:
•being the first mover and leader in the PDT space, defining the industry via the first three FDA-authorized products.
•having products in major markets, with reSET and reSET-O for the treatment of addiction, and Somryst for the treatment of chronic insomnia, with the potential to address, in the aggregate, more than 50 million US patients and more than 850 million patients worldwide.
•having a deep and broad pipeline of PDTs, with 14 product candidates with the potential to redefine care across a range of therapeutic areas via diverse mechanisms of action.
•having the first scalable end-to-end platform to discover, develop, and deliver PDTs to patients, creating the horizontal infrastructure to enable our PDTs, and potentially those of other companies, to come to market and be delivered to patients. Pear’s platform also has the potential to integrate into care delivery and payor infrastructure with virtuous network effects and modularity, facilitating speed and scale in PDT deployment.
•demonstrating adoption by patients, clinicians, and payors, which could be leveraged across various future opportunities.
Products and Pipeline
PDTs are software applications authorized by FDA that are intended to treat disease. PDTs are designed to be prescribed by clinicians, reimbursed by third-party payors, and used by patients to improve clinical outcomes as part of a patient’s care, similar to FDA approved medications and medical devices. PDTs are authorized to deliver evidence-based mechanisms-of-action, such as cognitive behavioral therapy, contingency management, and exposure therapy, that the patient engages with on their mobile device and may be used alone or in combination with medications. The value of Pear’s FDA-authorized PDTs is supported by evidence demonstrating safety and
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 6

clinical effectiveness in randomized control trials, collected data on PDT usage and clinical outcomes in real-world data, and health economic value.
We believe PDTs can be utilized in the treatment of a wide variety of diseases. Pear’s first three FDA-authorized products address behavioral health indications:
•reSET is authorized in the US and Singapore for the treatment of substance use disorder related to alcohol, cannabis, cocaine, and stimulants (such as methamphetamine).
•reSET-O is authorized for use in combination with buprenorphine in the US for the treatment of opioid use disorder and was the first PDT to receive FDA Breakthrough Designation.
•Somryst is the only software-based FDA-authorized and guideline-recommended treatment for chronic insomnia and the first PDT submitted through FDA’s traditional 510(k) pathway while simultaneously being reviewed as part of FDA’s Software Precertification Pilot Program.
Our pipeline consists of 14 product candidates, including candidates in psychiatry, neurology, and outside of central nervous system therapeutic areas such as gastrointestinal (“GI”), oncology, and cardiovascular. We are initially focusing on psychiatric and neurologic conditions, which supports our strategy to commercialize our own products.
All of Pear’s product candidate development is, at present, conducted in humans. As therapeutic candidates consisting of software, there are no in vivo animal or in vitro pre-clinical or non-clinical studies. This reduces the translational risk of going from animals to humans that is encountered by many biotechnology and typical pharmaceutical companies.
The pipeline chart below uses four stages of development: Discovery, Proof of Concept (“POC”), Pivotal, and Commercial. Because PDTs are regulated as medical devices, these four stages align with guidance from the Center for Devices and Radiological Health (“CDRH”), which has two broad stages of clinical development before commercialization—pre-pivotal (such as feasibility, including first-in-human) and pivotal (generates definitive evidence of the safety and effectiveness for a specified intended use). Pear breaks down the pre-pivotal clinical development stage into Discovery and POC.
Pre-commercial development at Pear is segregated into three stages: Discovery, POC, and Pivotal. Pear refers to the stage before clinical development as Discovery. Discovery is the concept stage, in which the product candidate, its mechanism(s) of action and target patient population(s) are defined, technical capabilities and prototypes are built, and then the candidate concept is rapidly tested in iterative evaluations. Some Discovery stage programs are focused on a specific indication, and others are focused on a disease area that may be refined based on further research. POC is the early clinical development stage, in which the product candidate is being tested in human clinical trials designed to prove that the candidate concept is worthy of advancement to the Pivotal stage. POC stage activities are related to technical work, study design, planning, other operational clinical trial activities, and statistical analysis. Pivotal is the registrational phase, in which the product candidate is tested in a randomized controlled trial designed to support market authorization from a regulatory authority such as FDA. Pivotal stage activities are related to technical work, study design, planning, other operational clinical trial activities, and/or statistical analysis that are part of a regulatory submission. Commercial stage includes any products which have received market authorization from FDA.
Pear seeks out and licenses content suitable for the development of PDTs that has been initially developed by third parties. These parties, or content partners, are primarily academics or academic institutions, and Pear’s current partners are listed in the table below.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 7

Below is a summary of our products, product candidates and partners:

PRODUCT NAME OR CANDIDATE #	THERAPEUTIC AREA / INDICATION	DEVELOPMENT STAGE (Discovery / POC / Pivotal / Commercial)	CONTENT PARTNER
PSYCHIATRY	reSET	Substance Use Disorder	Commercial	DARTMOUTH*
PSYCHIATRY	reSET-O	Opioid Use Disorder	Commercial	DARTMOUTH*
PSYCHIATRY	Somryst	Chronic Insomnia	Commercial	UNIVERSITY of VIRGINIA
PSYCHIATRY	Pear-009	Alcohol Use Disorder	POC	
PSYCHIATRY	Pear-004	Schizophrenia	POC	
PSYCHIATRY	Pear-011	Anxiety (GAD)	POC	ISTITUTO AUXOLOGICO ITALIANO
PSYCHIATRY	Pear-015	Depression (MDD)	Discovery	WAYPOINT HEALTH INNOVATIONS
PSYCHIATRY	Pear-017	Bipolar	Discovery	
PSYCHIATRY	Pear-005	PTSD	POC	USC
NEUROLOGY	Pear-010	Acute and Chronic Pain	POC	Firsthand Technology
NEUROLOGY	Pear-014	Migraine	POC	Cincinnati Children's
NEUROLOGY	Pear-006	Multiple Sclerosis	POC	
NEUROLOGY	Pear-013	Epilepsy	Discovery	
OTHER	Pear-012	IBS	POC	Karolinska Institutet**
OTHER	Pear-018	Specialty GI	Discovery	Ironwood***
OTHER	Pear-016	Oncology	Discovery	Apricity Health
OTHER	Pear-019	Cardiovascular	Discovery

*Dartmouth transaction is with a researcher employed by Dartmouth. Pear has no direct contractual relationship with Dartmouth relating to this content.
**Karolinska transaction is with individual researchers who are employed by the Karolinska Institute. Pear has no direct contractual relationship with the Karolinska Institute relating to this content.
***Services agreement with Ironwood to evaluate a PDT in GI diseases.

As reflected above, Pear has licensed or otherwise acquired rights in content suitable for the development of PDTs from a variety of content partners. For further information concerning content collaborations see the section below entitled “License Agreements.”
Our agreement involving the University of Virginia relates to our license agreement with BeHealth Solutions, LLC and the relationship between Pear and University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures.
Our license with Red 5 Group LLC relates to our content collaboration involving a researcher employed by Dartmouth College.
Pear licenses certain content related to treatment of irritable bowel syndrome (“IBS”) developed by individual researchers employed by the Karolinska Institute who founded a company called Hedman-Lagerlöf Och Ljótsson Psykologi AB (“NCAB”) and assigned intellectual property rights in and to the IBS-related content to NCAB. Under Pear’s license agreement with NCAB, entered into on December 14, 2019, Pear was granted an exclusive license in the US and a non-exclusive license throughout the rest of the world to develop and commercialize digital therapeutic products incorporating NCAB’s IBS-related content, in exchange for an upfront payment in the mid-five figures, one-time milestone payments in low-six figures upon delivery to Pear of updated IBS-related content and upon first FDA approval of such a therapeutic product, and a royalty percentage in the low-single digits on net sales of such therapeutic products.
Pear licenses contain content related to treatment of stress disorders from the University of Southern California (“USC”). Under the Technology License and Distribution Agreement entered into with USC on January 11, 2016, Pear was granted worldwide exclusive rights to develop drug/software combination products incorporating that
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 8

content to treat disorders, illness or trauma, in addition to certain worldwide non-exclusive rights. Pear initially paid USC an upfront fee in the low-five figures and agreed to pay a royalty percentage in the low-to-mid single digits on net sales of licensed products, an annual license fee (creditable against royalty payment obligations in the same year) increasing in amount from the low-six figures in 2018 to the low-seven figures in 2021, and regulatory and commercialization milestone payments that, in the aggregate, could reach a total in the low-seven figures. On February 11, 2019, Pear notified USC of its election no longer to pay the annual license fee, thus converting the exclusive license granted by USC to a non-exclusive license.
Pear licenses certain contain related to treatment of mental health conditions including anxiety and depression from Instituto Auxologico Italiano (“IAI”). Under a software license agreement dated March 23, 2015, IAI granted Pear worldwide exclusive rights to develop drug/software combination products incorporating that content, in addition to certain worldwide non-exclusive rights. Pear agreed to pay IAI a royalty percentage in the low-to-mid single digits on net sales of licensed products, subject to an annual minimum revenue threshold in the low-six figures beginning in the fifth year of the license to maintain exclusivity; as this threshold was not met, Pear’s license from IAI is now non-exclusive.
Pear licenses certain content related to treatment of migraine headaches from Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center (“CHMC”). Under a license agreement entered by the parties on December 17, 2019, CHMC granted a worldwide, non-exclusive license to Pear to develop and commercialize therapeutic products incorporating CHMC’s migraine-related content in exchange for an upfront payment in the mid-five figures and Pear’s agreement to pay CHMC one-time regulatory and commercial milestone payments that, in the aggregate, could reach a total in the mid-six figures, and a royalty percentage in low-single digits on net sales of such therapeutic products.
Under a services agreement dated January 9, 2020 with Apricity Health, LLC (“Apricity”), a company engaged in the business of creating digital health therapeutic solutions for improving cancer treatment, Pear has a right of first offer to negotiate terms of a license with Apricity to develop and commercialize each of the first two commercial products developed by Apricity.
Under a services agreement with Ironwood Pharmaceuticals, Inc. (“Ironwood”) dated October 25, 2019, Ironwood agreed to pay Pear a sum not to exceed the low-six figures to develop initial concepts for PDTs for treatment of gastrointestinal indications.
Under an assignment agreement dated January 15, 2019, Pear acquired rights in certain assets primarily related to treatment of acute and chronic pain from Firsthand Technology, Inc. (“Firsthand”) (the “Firsthand Agreement”). In exchange for acquiring those assets, Legacy Pear issued Legacy Pear Common Shares to Firsthand, agreed to pay an amount capped in the low-six figures to certain creditors of Firsthand, and agreed to pay a one-time milestone payment in the mid-six figures to Firsthand upon first commercial sale of an FDA-cleared Product (as defined in the Firsthand Agreement) and to pay a royalty percentage in the low-single digits on net sales of such Products. Other than the agreements with ISF, Red 5 and BeHealth, Pear does not consider any of the foregoing agreements to be material for purposes of Item 601(b)(10) of Regulation S-K.
Pear’s PDTs and its product candidates achieve their therapeutic potential by delivering evidence-based mechanisms-of-action, such as standard behavioral treatments. For example, reSET delivers an addiction-specific form of cognitive behavioral therapy called Community Reinforcement Approach (“CRA”), fluency training, and contingency management (“CM”). Somryst delivers a disease-specific intervention called Cognitive Behavioral Therapy for Insomnia (“CBTi”), which is also the first-line treatment recommended for patients with chronic insomnia in the American College of Physicians and the American Academy of Sleep Medicine’s clinical guidelines for patients with chronic insomnia. Across Pear’s pipeline, the product candidates each deliver various forms of standardized and disease-specific behavioral treatments such cognitive behavioral therapy (“CBT”), behavioral activation (“BA”), exposure therapy, and/or cognitive restructuring. Product candidates that are intended to treat diseases with standard-of-care pharmacotherapy, such as schizophrenia, for example, would make recommendations on medication usage to support overall care.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 9

Pear’s products and product candidates may be studied both in trials sponsored and conducted by Pear and trials that are conducted by non-Pear researchers in collaborative and investigator-initiated trials. Pear is currently enrolling patients in a study that it is sponsoring and conducting on its own involving gamification of reSET-O, which is an outpatient-based, randomized-controlled, open-label study conducted at two addiction treatment programs of a gamified-version of reSET-O. This trial is partially supported by a grant from the National Institute on Drug Abuse. The study objectives are (i) to evaluate participant engagement data [Time Frame: From Week 1 to Week 8 (End of Treatment)], and (ii) to evaluate the number of active sessions per week between PEAR-008 (gamified version) and reSET-O.
Pear temporarily paused patient enrollment in its DREAM trial at the end of 2021 to make improvements to its development platform in order to gather additional follow up data. Pear received approval for their institutional review board protocol amendment on February 2, 2022, and will began to re-enroll patients (with an enrollment goal of 1,500 patients) in DREAM, which is an open-label, 9-week treatment, de-centralized trial to collect real-world evidence for Somryst. The study objectives are (i) to measure the change in the Insomnia Severity Index (“ISI”) [Time Frame: From baseline to Day 63 (End of Treatment) and Days 243, 428, 610, and 793 (Follow-up)], and (ii) to measure the change in the ISI total score from baseline to end of treatment and follow-up. The ISI’s total score ranges from 0 (not clinically significant) to 28 (clinically significant).
Key Elements of Our Growth Strategy
Our mission is to use software to treat disease directly and increase access to care for patients, including underserved constituents of the healthcare ecosystem. We plan to accomplish this goal by developing, licensing, and acquiring PDTs, and building the preferred PDT commercialization platform for use by prescribing clinicians. We aim to be the one-stop shop for PDTs offered both by Pear and by other organizations that may choose to host their products on our commercial platform. To achieve our mission, we are pursuing the following strategies:
•Capitalize on our leadership position in the PDT market. By obtaining FDA market authorization for the first three PDTs, we established ourselves as the leader and pioneer of a new category. We currently have 14 additional product candidates in our pipeline, and we intend to capitalize on our leadership position via horizontal scale.
•Continue to invest in our efforts to create the primary commercial platform through which patients and clinicians access PDTs. We are pioneering new commercialization approaches for PDTs. We seek to capture the best of tech and life science approaches to create a scalable and capital-efficient model across our existing portfolio and downstream pipeline. To date, our sales, marketing, and medical affairs teams have engaged with more than 690 clinicians who have written prescriptions for one or more of our three FDA-authorized products. We expect that number will grow proportionally in response to increasing traction with payors and growth in the number of commercially available PDTs. In addition, we recently began piloting direct-to-patient engagement via our virtual care platform, which allows patients to obtain a prescription without going to a clinician’s office.
•Establish reimbursement pathways. To date, we have 30 organizations across over 31.7 million individuals with healthcare coverage providing access to our three FDA-authorized products via listing on formulary, as a covered benefit, bulk purchase, or funding a study. Pear’s payor strategy focuses across all major payor channels, including employers, Integrated Delivery Networks (“IDNs”), pharmacy benefit managers (“PBMs”), commercial payors, and government payors including Medicaid and Medicare.
•Opportunistically license and acquire PDT product candidates and host third-party PDT products. We aspire to host products from other PDT companies on our multi-product Pear MD™ Clinician Dashboards and technology infrastructure. This has the potential to create a PDT marketplace for all patients to access safe, effective, and secure digital therapeutics. We believe we will be the acquirer and licensing partner of choice for other PDT companies and academia. Our development platform is designed to bring product candidates through development, and our commercialization platform could afford long-term commercial success. We will continue to opportunistically pursue acquisitions and licensing opportunities to grow our developmental pipeline. Pear’s experience developing and guiding PDTs through the regulatory review
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 10

process, as well as our scalable platform, provide a foundation on which Pear could potentially develop and host more than a hundred additional PDTs.
•Protect our intellectual property. In addition to securing regulatory authorization for our PDTs, we make strategic use of various intellectual property regimes: patents; copyrights; trademarks; and trade secrets. We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties.
•Expand outside the United States. Today, we operate only in the US. At this point, we intend to expand our capabilities to support ex-US partners who would commercialize specific products in specific regions. We plan on evaluating potential partners on a geography-by-geography basis and will pursue partnerships to maximize the value of our company.
Industry Trends Overview
Pear believes that major trends are converging to create a significant opportunity to treat disease with software, either alone or in combination with drugs, due to the following factors:
•The ongoing burden of chronic disease. Ninety percent of the $3.8 trillion in US annual healthcare expenditures are for people with chronic and mental health conditions.
•There is a pronounced shortage of clinicians. Across many disease areas there are tens of millions of patients with only a few thousand trained specialists who can provide treatment.
•There is a rapid patient and clinician adoption of digital for healthcare delivery such as telemedicine. The number of people who have used telehealth has doubled from 40% prior to the COVID-19 pandemic to 80% post-quarantine.
•There is pervasive use of technology. Americans spend an average of 5.4 hours per day on their mobile phones. Connection to a therapeutic delivered digitally is convenient and available for most Americans. The data captured by this engagement could also drive deeper insights into disease states and the ability to personalize treatment.
We believe the trends described above have created a moment in time when technology-based approaches are essential to, and capable of, revolutionizing healthcare. We believe that these trends have accelerated due to the COVID-19 pandemic, which resulted in fewer in-person visits and increased the adoption and use of technology and digital health experiences across consumers, clinicians, payors, and the broader healthcare system.
Our PDT Solution and Value Proposition
PDTs are prescribed by clinicians, downloaded by the patient to a smart phone, tablet, or VR headset, and used under the supervision of a prescribing clinician. PDTs have a recommended frequency and duration of use, but patients can use the product whenever they want and wherever they are. PDTs receive market authorization from regulators, like FDA, with a label that addresses both safety and effectiveness. To obtain a label from FDA, PDT companies developing novel therapies are generally required to submit data from one or more randomized, controlled trials (“RCT”) that demonstrate safety and effectiveness, and product candidates must be developed in a good manufacturing practice (“GMP”)-compliant environment.
In order for a patient to obtain a prescription, there is first an appropriate assessment and diagnosis of the patient, which is then followed by direction and ongoing guidance, as well as accountability related to product use and ongoing care management. Engagement levels for Pear’s PDTs significantly exceed that of published rates of health and wellness digital products. For patients with disease, a prescription is an enabler of access, engagement, and real-world effectiveness. PDTs integrate into existing healthcare infrastructure allowing for a digital experience via a patient’s own clinician, enhancing the continuum of care rather than fragmenting care paradigms.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 11

We believe that PDTs will become an important segment of the digital health revolution and a vital part of the medical armamentarium because they have qualities that are similar to those of both health and wellness apps and pharmaceuticals. PDTs leverage the pervasiveness and accessibility of digital technology to improve human health. However, PDTs are always developed in a GMP-compliant environment, maintain compliance with data security and HIPAA protocols, and integrate into standard of care. PDTs are also tested in RCTs and are FDA-authorized as safe and effective therapies for particular indications like pharmaceuticals but also enable clinicians to receive timely feedback regarding patient progress and therapy adherence. This patient monitoring capability afforded by PDTs may be the difference in a patient’s success during a course of treatment. The table below shows some of the key differences between PDTs and other products.
Pear reimagined what treating disease could look like from the vantage point of patients, clinicians, and payors. We set out to disrupt the healthcare system with urgency because we believe there is a growing need for the treatments that can be provided by PDTs. With our proprietary development and commercialization platform, we can bring product candidates to FDA for market authorization, and we can bring FDA-authorized products to patients, clinicians, and payors. We continue to refine and optimize our development capabilities, and we believe we will be able to scale our operations significantly in the near-term, allowing us to pursue authorizations for more product candidates, to self-commercialize our products inside the US and commercialize our products outside of the US with the help of regional partners.
Pear is a platform-based, product-driven company. Our end-to-end PDT engine, which currently includes three FDA-authorized products and a pipeline of 14 product candidates, continues to produce clinical and real-world data as well as health economic outcome research (“HEOR”) data that provide evidence of Pear’s ability to enhance outcomes, increase access and reduce healthcare costs, and validate Pear’s value proposition. We believe our value proposition will magnify over time, as our model scales and we expand the reach and impact of PDTs.
We believe PDTs are poised to disrupt healthcare delivery in ways that could offer benefits to three major stakeholders:
1.Patients: PDTs provide 24/7 remote treatment access to patients that can improve outcomes and be used alongside other standard of care treatments. Additionally, PDTs have a relatively benign side effect profile compared to traditional pharmaceutical therapies.
2.Clinicians: PDTs provide additional treatment options and improve clinicians’ reach to patients, potentially resulting in broader patient impact. They are integrated into standard practice and may also be used alongside traditional drug-based treatments. Data from the PDT provides insight to the clinician and the clinical care team which can facilitate enhanced care navigation and delivery. They also provide reimbursable events for interactions on the “Pear MD Clinician Dashboard,” an end-to-end patient service center.
3.Payors: PDTs have the potential to reduce overall healthcare costs to payors by providing patients with therapies that may be more cost-effective. Additionally, PDTs may fill gaps in care across indications with high prevalence.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 12

For Patients
PDTs have the potential to be safe, effective, and accessible care options for patients with diseases and mental health disorders. These options are increasingly needed as diseases and mental health disorders require more innovative approaches to overcome current treatment challenges and realize better patient outcomes. With Pear’s PDTs, patients have 24/7 remote access to their treatment program and to clinicians who can monitor progress to inform their treatment approach, regardless of physical proximity. They can be integrated into standard of care and may be used alongside pharmacotherapy. Pear’s software is designed to be easy-to-use and intuitive, and it also generates data from patient usage to inform the treatment approach for each patient. Our clinical trial and real-world data also continue to demonstrate a favorable side-effect profile versus existing medications, which could foster stronger adherence to treatment programs.
The privacy provided by reSET and reSET-O, for example, offers access to treatment of addiction without fear of stigma. Patients also gain control over where they conduct addiction treatment and can conduct clinician check-ins remotely, which empower patients to better navigate their care. Further, we believe that our software enables a larger portion of Americans access to addiction treatment. Only a small fraction of patients with addiction are actively enrolled in treatment today, and we believe that reSET and reSET-O may significantly lower treatment barriers to ongoing care and substantially increase the ability of clinicians to serve more and diverse patient needs. An analogous shift is seen in Somyrst, Pear’s treatment for chronic insomnia. Clinical guidelines indicate Cognitive Behavioral Therapy for insomnia (“CBTi”) as the first-line treatment, but there are currently fewer than 300 certified and licensed CBTi clinicians in the US to treat a patient population of approximately 30 million. We believe that Somyrst as a therapeutic may substantially change the access paradigm, creating an ability for patients to get the treatment they need when they need it most.
For Clinicians
PDTs provide a new treatment option that clinicians can provide to their patients. Many clinicians today lack evidence-based treatment options with the potential to improve outcomes. PDTs are a standardized, evidence-based, cost-effective, and easily accessed class of treatments that can be used as a standalone treatment or in conjunction with pharmacotherapies. Not only can PDTs better enable clinicians to serve their patients, but PDTs can also improve the reach of clinicians, creating the potential for broader patient impact.
In addition, we believe Pear’s products enable richer and more effective patient data and engagement capabilities. For clinicians prescribing reSET, reSET-O, or Somryst, clinicians may use our Pear MD Clinician Dashboard and review a wealth of data-based, real-time feedback that can help them better understand and manage their patients’ treatment journey. The Pear MD Clinical Dashboard is easy to use and accessible 24/7, enabling care teams to conveniently manage populations of patients. This real-time engagement is particularly impactful in the world of addiction, in which adherence is continually decided, moment to moment, outside of the walls of the clinician’s office. The ability of a clinician to regularly monitor and engage with their patient can make the difference in successful navigation of the treatment journey.
Pear’s platform can also create reimbursable events for Pear MD Clinician Dashboard interactions.
For Payors
We believe Pear’s PDTs will reduce overall medical costs, support value-based care initiatives, and improve member experience. Insights and information collected by Pear’s PDTs can be integrated within care management workflows to provide payors with valuable insights that support population health management and value-based care initiatives. Pear’s PDTs can also fill gaps in specialty care across large populations, providing timely insights into patient engagement and practice performance via a dedicated platform.
A study of 351 patients evaluating healthcare resource utilization via insurance claims six months after reSET-O initiation found that compared to a six-month baseline there was a 62% reduction in inpatient hospitalizations and a 20% reduction in emergency room visits, resulting in a near-term cost-savings of $2,150 per patient. The durability of reSET-O’s treatment effect at 9 months was evaluated in a larger group of patients and was communicated in publications. One of those publication compared outcomes between reSET-O patients and
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 13

controls and found that reSET-O-treated patients experienced costs that were $2,708 lower than for controls, and which were also driven by a reduction in hospital-related utilization.
In addition, on May 19, 2021, Pear presented results of two analyses demonstrating the cost-effectiveness of reSET-O at the virtual annual meeting of The Professional Society for Health Economics and Outcomes Research. The machine learning analysis showed that all clusters of engagement (low, medium, and high) each experienced a very similar reduction in emergency department and inpatient stays of approximately 60%. The budget impact analysis showed that reSET-O plus treatment-as-usual (“TAU”) (i.e., transmucosal buprenorphine, face-to-face counseling and contingency management) versus TAU alone resulted in a projected net cost reduction over a five-year period. Supporting this budget impact analysis are two subsequent publications examining the cost effectiveness and cost utility of reSET-O, both showing quality adjusted life year gains from increased retention and abstinence, respectively, which were accompanied by reductions in overall costs, supporting the economic advantages of reSET-O vs. TAU.
We believe that the real-world claims analysis and health economic modeling data, together with existing RCT effectiveness data, demonstrate that reSET-O can provide compelling clinical and economic cost-savings to payors seeking a high level of care for their members.
Our Scalable Commercial Platform
Pear’s commercial platform was designed to be agile and scalable with the ability to host multiple PDTs developed by Pear and potentially by third parties. We believe that the investments that we are making in our development engine, commercialization strategy, clinician and patient awareness, and HEOR data will enable our platform to become the industry standard. We also believe that this will be an advantage not only to Pear, but also to our third-party developers that can potentially host their PDTs on Pear’s commercial platform. Through this replicable process, Pear expects to further boost its industry-leading position as the primary provider of PDTs.
With this potential ability to host third-party PDTs on its platform, Pear is positioning itself not only as a leading PDT developer, but also as a centralized marketplace for patients seeking PDTs, which is a key value proposition and brand definer for Pear.
Our Advantages
•Pear is pioneering the PDT industry. Pear is the first mover in the PDT industry, and as a result has advanced experience in developing and commercializing PDTs. Pear was the first company to receive FDA authorization for a PDT and the term PDT was conceived and defined during that initial authorization process. Pear currently has the greatest number of FDA-authorized PDTs and has been developing PDTs since 2013.
•Pear leverages our data aggregation capabilities. Pear’s ability to collect data from existing PDTs, generate insights and improvements based on these data, and then quickly develop new PDTs using these insights has enabled us to bring to market the first three FDA-authorized PDTs. We believe it will enable us to continue to bring additional FDA-authorized PDTs to market across a breadth of indications.
•Pear developed a reproducible process for cost-effective development and regulatory review of PDTs. We conduct agile software development in a GMP-compliant environment. Due to our remote clinical trial infrastructure, we are able to conduct clinical trials without the need for external sites and develop our products iteratively, which both accelerates timelines and reduces costs. This iterative product development paradigm contrasts with traditional drug development in which a molecule that enters the clinic cannot be improved or adapted along the way.
•Pear utilizes a relatively lean and efficient salesforce to target customers at the enterprise level. Our commercialization model is built on the intersection of biotech, tech, and medical device commercialization methods. We take an enterprise-level, key-account management approach to pursuing IDNs, health systems, academic teaching hospitals, and large addiction clinics and systems. This is a capital-efficient and scalable model that allows for accelerated growth. As we secure additional
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 14

reimbursement contracts with payors, we will seek to accelerate revenue growth through increased investment in sales and marketing. Pear currently promotes reSET and reSET-O using a small specialty salesforce and targeted marketing budget. Despite our lean salesforce and budget, our commercialization efforts have resulted in over 700 clinicians across 32 states who have prescribed reSET and reSET-O over 20,000 times since launch. Pear currently boasts patient and prescriber satisfaction scores of 89% and 82%, respectively, which validates our approach. The results achieved by reSET and reSET-O provide Pear with a strong foundation to achieve scalable and sustainable sales over time. Pear currently promotes Somryst via a direct-to-consumer pilot that launched in the fourth quarter of 2020.
•Pear is building a robust IP portfolio. Pear regularly applies for patents, copyrights, and trademarks throughout the development and iteration of its products, and also judiciously maintains trade secrets. Pear protects the iterations of its proprietary technology that are commercially important to its business by filing, maintaining, and, if necessary, defending patent rights, whether developed internally or licensed from third parties. We also rely on copyright, including registrations for product source code, graphic user interfaces and other content, as well as on trademarks. Finally, Pear maintains trade secrets relating to its proprietary PDT product development platform to enable Pear to strengthen its leadership position in the PDT industry over the long-term.
•Pear has a diverse and scalable management team that is pioneering the PDT space. The discovery, development, and commercialization of PDTs as a new healthcare delivery system requires both a breadth and depth of experience. Our cross-disciplinary and cross-functional team of experts collectively synthesizes years of experience in medicine, biotech, technology, and data science. This breadth and depth of experience has enabled Pear to forge new pathways within the healthcare industry.
Our Commercialization Strategy
With three FDA-authorized products on the market, and a deep and broad pipeline of product candidates, Pear is currently at a commercial inflection point. Additionally, the PDT category continues to expand with three other companies recently receiving marketing authorization. There is strong momentum in the industry, and we believe our commercialization platform has the potential to set us up as the one-stop shop for PDTs.
We are pioneering PDT commercialization
By developing PDTs as a new class of medicines, Pear pioneers innovative approaches for its commercialization. Pear’s commercialization strategy attempts to combine the most effective features of the commercialization methodologies of both tech and life sciences companies to create a scalable yet capital-efficient PDT commercialization model.
Pear deploys two distinct commercialization models. First, to capture the most effective features of traditional life sciences commercialization methodologies, Pear utilizes a conventional sales-enabled approach focused on targeting large, multi-specialty health systems. Second, to capture the most effective features of traditional tech commercialization methodologies, Pear utilizes a virtual care platform to directly engage with clinicians and patients.
Pear’s platform enables the collection of data characterizing patient engagement and progress during treatment with PDTs. This data collection capability appeals to clinicians and payors who seek to track treatment progress. Pear’s centralized PDT platform is configured to provide robust data that describes patient treatment progress to clinicians and payors, thereby providing these stakeholders with insights that have the potential to improve clinical outcomes and lower costs. Clinicians can use the insights provided by Pear’s platform to enable the clinician to support a patient’s course of treatment outside of routine office visits, and during periods when the patient may be experiencing increased challenges with treatment adherence. Similarly, payors can use the data provided by Pear’s platform to supplement their understanding of population-level treatment outcomes, and to adjust access to PDTs accordingly. As a result, Pear’s PDT platform serves as an enterprise sales tool for stakeholders looking to monitor and improve the clinical outcomes of patients through data collection and analysis.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 15

We are building patient, clinician, and payor awareness
As the pioneer in PDTs, Pear is built to educate all participants of care delivery, including patients, clinicians and payors, about a new class of medicines. To inform and educate the public about PDTs, Pear has built and deployed sales, marketing, patient and clinician services, and medical affairs teams. These PDT specialists are dedicated to educating patients, clinicians, payors, and other stakeholders about PDTs.
As a result of the efforts of our PDT specialists, PDTs are increasingly recognized as a treatment option by the medical community as evidenced by the increasing number of clinicians prescribing PDTs and the increasing number of PDT prescriptions being written. To date, Pear has educated more than 690 clinicians that have collectively written prescriptions for one or more of Pear’s three FDA-authorized products, and we expect that number will grow significantly over time. Once introduced to PDTs, those clinicians are equipped to provide valuable education and guidance to patients and other clinicians regarding how the use of PDTs.
We are creating access to PDTs by establishing reimbursement pathways
The Pear team is actively working to establish reimbursement pathways for PDTs, and we believe that as a result of these efforts, payors are increasingly providing their members with access to PDTs. To date, Pear has 30 payors across more than 31.7 million covered lives that provide access to its PDTs. reSET and reSET-O are currently covered as pharmacy benefits, medical benefits, and/or via direct purchase transactions. In an effort to onboard additional payors, Pear engages directly with payors to establish coding, coverage, and payment pathways for its PDTs and the PDT category as a whole. Pear is also exploring innovative contracting models with payors that utilize the strong correlation between patient engagement with PDTs and the resulting clinical and economic benefits. We believe that these continued payor engagement efforts will result in reimbursement for PDTs by both commercial and public payors in the US, including, but not limited to, self-insured employers, PBMs, health plans, IDNs, and public payors, including Medicaid and Medicare.
In addition to pursuing traditional payor reimbursement of PDTs, Pear also offers a PEAR Assistance Program (“PAP”) to ensure that eligible, underserved patients living with SUD or OUD have access to reSET and reSET-O. PAP is designed for SUD or OUD patients who are being treated by a licensed US clinician on an outpatient basis and have been prescribed a PDT. PAP-qualifying patients have limited or no health insurance coverage, a demonstrated qualifying financial need, and live within the US. Patients enrolled in PAP generate additional real world and HEOR data that may be used to support the utilization and coverage of Pear’s products.
We are building end-to-end infrastructure that provides ease of use to clinicians
To enable a high degree of accessibility to PDTs for clinicians, Pear has developed and deployed a patient service platform, called PearConnect™, designed to be a convenient one-stop shop for PDTs. PearConnect features four distinct system components, consisting of PDTs for patient use, the Pear MD Clinician Dashboard, an end-to-end patient service center, and a data analytics system configured to aggregate patient engagement, adherence, and clinical outcome data for insight generation. These components of PearConnect are intentionally designed to improve accessibility to Pear’s PDTs. PearConnect also incorporates various data privacy and security features to support the protection, quality, and integrity of each component of our platform, including the data that is processed and stored by the platform. Each component plays a meaningful role in ongoing and product evolution and performance, building Pear’s PDT marketplace, and enabling clinicians and payors to assess the value of each PDT on a population and individual level.
The Pear MD Clinician Dashboard displays icons representing multiple different PDTs to a viewing clinician. Via the Pear MD Clinician Dashboard, clinicians are able to learn about the PDTs offered and are able to gain valuable, timely insights into their patients’ progress over the course of a PDT prescription through the Pear MD Clinician Dashboard based on engagement, adherence, and clinical outcome data gathered and analyzed by the analytics component of the platform. If clinicians and payors deem initial PDT prescriptions a success as supported by this collected and displayed health economic data, we can easily add any new PDT products to existing agreements with clinicians and to the Pear MD Clinician Dashboard.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 16

Pear’s end-to-end patient service center provides support to patients that have been prescribed PDTs, which includes informational and technical support regarding use of the PDT and the virtual care platform. The service makes it easier for clinicians to introduce new patients to PDTs and to Pear’s platform.
The data analytics component of PearConnect collects patient engagement, adherence, and clinical outcome data, and generates insights based on this data. The insights generated by the data analytics component of PearConnect can be accessed by clinicians via the Pear MD Clinician Dashboard to inform clinicians of their patients’ progress over the course of a PDT prescription. The insights generated by the data analytics can also be used by us to incrementally evolve individual PDTs to better serve patients, and we believe will ultimately generate improved clinical outcomes.
We are able to demonstrate the value of our PDTs with HEOR data generated based on commercial patients
Pear’s commercial infrastructure allows for the analysis of patients’ healthcare claims data pre-, during, and post-use of Pear’s PDTs. Based on these robust analytics, Pear is able to gain insight into PDT utilization across patient groups, and to understand how use of its PDTs correlates with clinical outcomes. Data-derived insights support collaboration with clinicians, coverage and reimbursement by payors, and product enhancements.
Discovery Strategy and Development Platform
Developing an entirely new class of medicines led to Pear pioneering new approaches for the discovery and development of PDTs. We have invested in and created a model to progress from concept to market authorization, and we believe we have optimized that model to the point where it is now ready to scale.
Pear is pioneering clinical development. Our three approaches consist of: (i) an integrated virtual and decentralized clinical study platform, (ii) agile development as therapeutic candidates move through phases, and (iii) integrated health economic and real-world extension studies to facilitate regular and timely evidence generation.
First, Pear has designed and built its own integrated virtual and decentralized study platform. This technology facilitates a seamless experience for fully virtual and decentralized studies. DREAM, Pear’s remote, real-world clinical study of Somryst is the first to utilize this platform, with recruitment, enrollment, consents, monitoring, and assessments all completed through digital and virtual means. Patients do not need to be present at a clinic or site for any step of the process. In addition to being more cost-effective, the speed of recruitment and enrollment is enhanced by facilitating fully automated screening and consenting, and by minimizing the number of patients requiring manual or direct human interaction.
Second, as Pear’s therapeutic candidates move from discovery and through subsequent stages of development, Pear iterates the product. If data indicate that adding additional modalities or mechanisms of action to the candidate is warranted, Pear is able to refine the PDT in between subsequent studies and re-evaluate the candidate in a variety of clinical study designs. We believe deploying this agile and adaptable framework to clinical development has the potential to increase not only speed but also the probability of success.
Third, as Pear conducts pre-market studies, health economic endpoints are integrated and real-world extension studies are built into development plans. Registrational and even earlier stage development studies having health economic or insurance claims endpoints have the potential to facilitate earlier insights to support payor engagement. Post-randomized studies and even post-market, Pear continues to generate clinical and economic data on every patient that uses a PDT whether it is a Pear PDT or a third-party PDT using the Pear platform. Adaptive real-world extension studies post-registration demonstrate generalizability from RCTs, and have the ability to demonstrate that RCT outcomes are consistent in real-world use and across various clinical settings and patient populations.
Our Commercial Products
reSET
reSET is the first PDT to receive FDA market authorization and is authorized in the US and Singapore for the treatment of SUD in patients who are 18 years of age and older. reSET is the only FDA-authorized product
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 17

indicated to treat addiction to alcohol, cannabis, cocaine, and stimulants (such as methamphetamines) as no pharmacotherapy or other FDA-approved treatments for this patient population exist. reSET is a 12-week prescription-only treatment for patients who are actively enrolled in outpatient therapy under the supervision of a clinician.
Disease Overview
Addiction is a disease of the brain that manifests as compulsive substance use, known as SUD. In the US, the disease of addiction can be characterized as an epidemic, with more than 20 million Americans struggling with addiction based on 2019 data.
Each year, there are approximately 13,000 overdose deaths related to stimulant use, particularly methamphetamine, and approximately 16,000 deaths related to cocaine use. Since the 1970s, there has been a significant increase in mortality related to unintentional drug poisonings, growing at 7% per year. Unfortunately, the COVID-19 pandemic has only accelerated these trends. In 2020, there was an 18% increase in drug related overdose deaths and a 26% increase in overdoses involving cocaine.
Traditional medical guidelines recommend Cognitive Behavioral Therapy (“CBT”) and contingency management (“CM”) as best practices in treating SUD. However, there are multiple roadblocks that prevent a majority of SUD patients from ultimately receiving effective behavioral treatment, such as CBT and CM. CBT is largely conducted in outpatient settings, and is a time-intensive, location-dependent treatment methodology. This and the sheer quantity of SUD patients results in an insufficient number of trained therapists and facilities to meet demand. This results in SUD patients often receiving inconsistent treatment in inconvenient locations. Insufficient access to CBT can cause patients to drop out of therapy or not pursue therapy in the first place. Even when SUD patients are able to gain sufficient access to CBT, clinician education, training, and treatment paradigms vary. Documented discrepancies in CBT administration standards and protocols impede the ability of CBT to adequately and uniformly treat the wide range and quantity of SUD patients that require care. Furthermore, many patients may experience perceived or real stigma associated with physical attendance at CBT sessions. As a result of these many obstacles, only a fraction of SUD patients receive CBT treatment. For instance, in 2019, only 1.5% of SUD patients received formal treatment.
In addition to the challenges to initiating and completing a first round of SUD treatment, for many patients, addiction can be a lifelong battle that often involves multiple relapses. This constant and recurring need for treatment places additional burdens on SUD patients, particularly given the currently insufficient treatment options available. There remains a significant unmet need for accessible and effective SUD treatment options.
Our Solution
To bridge this gap between disease prevalence and treatment availability, Pear has an FDA-authorized PDT that has been clinically proven to help treat addiction and extend the reach of clinicians to patients during their recovery journey. reSET is authorized for the treatment of SUD in patients 18 years or older. reSET’s mechanism of action combines addiction-specific CBT, fluency training, contingency management, and craving and trigger assessment, all provided by Pear’s software-based application. It is intended to reduce substance abuse during treatment, eventually supporting discontinuance and recovery while simultaneously improving retention rates in the outpatient treatment program.
To begin treatment, the clinician prescribes the patient the PDT. The patient then downloads the software to a smart phone, tablet or VR headset, inputs their prescription access code and gets access to the PDT. The PDT includes three evidence-based treatments, each of which represent a distinct mechanism of action:
•The first is an addiction-specific form of cognitive behavioral therapy, called a community reinforcement approach (“CRA”), that moves patients from actively using a substance to reducing and ultimately discontinuing use. CRA is a form of treatment that integrates cognition and learning with treatment techniques. CRA is based on the insight that cognitive, emotional, and behavioral variables are functionally interrelated. Treatment is aimed at identifying and modifying the patient’s maladaptive thought processes and problematic behaviors through cognitive restructuring and behavioral techniques
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 18

to achieve change. Disease-specific CRA targets the associated neurocircuitry for addiction, harnessing adaptive neuroplasticity. reSET is comprised of 61 interactive modules (31 core and 30 supplement modules). Core modules focus on key CRA concepts to build skills to support behavior change and prevent relapse. Supplemental modules provide more in-depth information on specific topics such as relationship skills and living with a disease.
•The second is fluency training, which assesses proficiency and reinforces concept mastery. Fluency training supports the ability of the patient to apply their learnings in moments of stress to facilitate their treatment and ultimate recovery.
•The third is contingency management, which is a positive reinforcement mechanism. CM induces a dopamine response directly competing with the negative response induced by substance use. It does this by rewarding healthy behaviors and key outcomes such as engagement in treatment and reduced substance use through a clinical algorithm.
CRA and fluency training strengthen affected neurocircuitry while CM induces dopamine in the nucleus accumbens repairing dysfunctional neurophysiology, driving engagement with CRA and treatment in a virtuous cycle. These integrated mechanisms of action drive patient engagement and target the pathophysiology of addiction to correct and restore neurofunction.
reSET also includes validated assessments including substance use, triggers, and cravings supporting interactive engagement and insights to the clinical care team. All of this information is shared with the clinical care team via the Pear MD Clinician Dashboard enabling the clinician and care team to derive insights to inform optimal patient care.
By integrating PDTs into the practice of medicine, the clinician and patient relationship may be strengthened, and data insights facilitate clinician extension for greater efficiency and effectiveness. reSET and reSET-O provide 24/7 anytime, anywhere treatment. As the patient undergoes therapy with reSET, the patient and clinician can continue to meet in person or virtually as part of their outgoing treatment therapy, and the clinician has easy access via the
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 19

Pear MD Clinician Dashboard to monitor and adjust treatment. We believe the connectivity established through our PDTs is valuable to patients and clinicians.
Our Clinical Trial Data
Among patients with SUD (i.e. addiction to cocaine, cannabis, stimulants, and/or alcohol), RCT data demonstrated that adding the PDT to TAU more than doubled abstinence rates during the last month of the 12-week trial. Among all patients, adding a PDT to outpatient care improved retention rate compared to TAU (72.2% vs 63.5%) at the end of the 12-week trial. Treatment with the PDT did not demonstrate a significant difference in unanticipated adverse events compared to TAU.
Adult men and women (N=399) entering 10 outpatient addiction treatment programs were randomly assigned to receive 12 weeks of either TAU (N=193) or reduced treatment-as-usual (“rTAU”) plus the PDT, with the intervention substituting for about two hours of standard care per week (N=206).
TAU consisted of individual and group counseling at the participating programs for 4-6 hours per week. rTAU consisted of 2 hours less than TAU of aggregate individual and group counseling. The primary outcome measures were abstinence from drugs and heavy drinking (measured by twice-weekly urine drug screens and self-report) and time to dropout from treatment.
Those in the PDT+rTAU group had a higher retention rate of 76.2% compared to 63.2% in TAU and a greater abstinence rate in the last 4 weeks of 40.3% in the PDT+rTAU group relative to 17.6% in the TAU group. This effect was more pronounced among patients who had a positive urine drug or breath alcohol screen at study entry (N=192) with an abstinence rate in the last 4 weeks in the PDT+rTAU group of 16.1% compared to 3.2% of TAU.
reSET Pivotal Clinical Trial. Abstinence in TAU relative to rTAU + PDT.
reSET Pivotal Clinical Trial. Abstinence and Retention in TAU relative to rTAU + PDT.

Outcomes	TAU	rTAU+reSET	p-value
Abstinence: All patients	17.6%	40.3%	0.4000
Abstinence: Non-abstinent at study start	3.2%	16.1%	1.3000
Retention in treatment: All patients	63.2%	76.2%	4.2000
Overall safety was in-line with expectations and no significant difference was observed in the rate of adverse events between groups (p = 0.3563).
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 20

Evaluation of rTAU+PDT abstinence and retention compared to TAU.

Outcomes	TAU	rTAU+PDT	p-value
Number of Adverse Events	29,000	37,000	n/a
% of Adverse Events	11.5%	14.5%	356.3000
Adverse events evaluated were typical of patients with SUD, including cardiovascular disease, GI events, depression, mania, suicidal behavior, suicidal thoughts and attempts. None of the adverse events in the interventional arm were adjudicated by the study investigators to be related to the PDT.
This RCT was reviewed by FDA and supported Pear’s FDA market authorization of reSET to treat patients with SUD to improve clinical outcomes.
Real World Evidence and Health Economic and Outcomes Research Data
Pear intends to publish reSET Real World Evidence (“RWE”) and HEOR data starting with a six-month duration.
reSET-O
reSET-O is the second PDT to receive FDA authorization and the first to receive breakthrough designation in the US for the treatment of OUD in patients who are 18 years of age and older. reSET-O is a 12-week prescription-only treatment that is intended to increase retention of patients with OUD in outpatient treatment by providing CBT as an adjunct to outpatient treatment that includes transmucosal buprenorphine and CM. reSET-O is indicated only for patients who are currently under the supervision of a clinician.
Disease Overview
Opioid use disorder in the US has increased so dramatically and taken such a heavy toll on American lives over the past decade that, in 2017, the US Department of Human Health Services declared the opioid epidemic a public health emergency. Approximately 1.6 million Americans suffer from OUD annually in the US, and according to the CDC, the substance use and opioid use disorder epidemics continue to grow with unprecedented numbers of fatal opioid overdoses, in excess of 200 deaths daily (over 75,000 annually), approximately 87% of which are due to widely available, inexpensive yet pharmacologically-potent synthetic opioids. Nonfatal overdoses far outnumber fatal overdoses and place a tremendous burden the health care system through excess utilization of acute care services such as emergency department and inpatient stays, which contributes to rising health care costs. For example, every year, there are over 500,000 emergency room visits for opioid overdoses in the US. Of those patients that are discharged from the emergency room following overdose, 24% are readmitted to the emergency room for additional emergency care within 30 days. As a result of these frequent emergency room visits, opioid overdoses are estimated to cost the US $11.0 billion in hospital costs alone. A recent study evaluated the direct healthcare cost of 2,044,467 people with OUD to be $89.1 billion with an average cost of $43,581 per patient per year. The cost of the current opioid crisis in the US is estimated to exceed $700.0 billion.
Treatment has been shown to help patients avoid the increased risk of respiratory arrest, organ system damage, and dramatically reduce use of acute care services and associated high costs. However, only 11.2% of patients in the US receive treatment with MOUD in a given year. For those who obtain treatment, dropout rates are high, ranging between 30% and 50% at 90 days, highlighting the need for comprehensive support to keep patients engaged in their recovery. Progress in recovery helps reduce the burden on the health care system, and helps to mitigate the harm the opioid crisis causes.
The current standard of care for treating opioid addiction is medication-assisted treatment (“MAT”). MAT consists of the administration of medication, such as buprenorphine, in combination with counseling and behavioral therapy. Only a fraction of opioid-addicted patients, however, receive treatment. Similar to SUD patients, there are significant barriers to opioid-addicted patients receiving accessible and effective care. Many patients fail to receive care as a result of care inaccessibility, cost, or patient stigmatization. It is estimated that only 19% of opioid-addicted patients receive treatment each year. In addition, many opioid-addicted patients elect to rely solely on
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 21

medication and reject counseling. For example, only 10% of opioid-addicted patients that are prescribed buprenorphine receive adjunct psychotherapy treatment. While reliance solely on the medication portion of the recommended treatment paradigm may provide a higher level of convenience for patients, adherence to only a portion of treatment decreases overall probability of success. Therefore, due to the current lack of effective treatment options for OUD, and the continually growing number of patients, there remains a significant unmet need in the fight against OUD.
Our Solution
To bridge this gap between disease prevalence and treatment, Pear has an FDA-authorized PDT that has been clinically proven to treat OUD and extend the reach of clinicians to patients during their recovery journey. reSET-O is authorized for use in combination with buprenorphine in the US for the treatment of OUD in patients who are 18 years or older.
Similar to reSET, reSET-O is intended to increase retention of patients with OUD in outpatient treatment by providing the same behavioral treatments. This PDT is a 12-week treatment used as an adjunct to outpatient treatment, including transmucosal buprenorphine and CM. Patients using reSET-O are required to be under the supervision of a clinician.
reSET-O has three mechanisms of action consisting of addiction-specific CRA, fluency training, and CM. reSET-O has an additional function that supports the patient’s appropriate use of buprenorphine. This function includes reminders, assessments of use, non-use and reasons and beliefs. reSET-O also has additional content modules specific to OUD.
Similar to reSET, patients download reSET-O to their smart phone, tablet or VR headset for discreet, convenient access to therapy, interactive treatment, learning, and support. reSET-O lets patients practice what their clinicians taught them anytime, anywhere, and report daily triggers, cravings, and substance use so they feel more engaged and supported between appointments.
reSET-O also encourages patients with tangible rewards via its CM capabilities. These rewards can be managed by clinicians.
As the patient undergoes therapy with reSET-O, the patient and clinician continue to meet in person or virtually as part of their outgoing treatment therapy, and the clinician has real-time access via the Pear MD Clinician Dashboard to monitor and adjust treatment.
Our Clinical Trial Data
There have been multiple RCTs evaluating PDTs in patients with OUD in combination with MAT and Medications for Opioid Use Disorder (“MOUD”). These studies have been conducted across a variety of durations and clinical care models. The primary RCT that FDA reviewed to support marketing authorization of reSET-O is described below.
In summary, the clinical data demonstrated that adding reSET-O alongside outpatient treatment and buprenorphine use increased retention of patients with OUD by 14% at the end of the 12-week trial and reduced opioid use. Patients achieving no substance use by end of treatment was 75.9% in TAU + PDT group versus 60.6% in TAU-alone (p = 0.03). Patients in the TAU + PDT group had an 82.4% retention rate compared to 68.4% in the TAU group (p = 0.02). The observed adverse events were of a type and frequency as anticipated in a large population of patients with OUD or associated with buprenorphine pharmacotherapy, particularly during the induction phase. The adverse events observed were not adjudicated to be device-related.
A block-randomized, parallel, 12-week treatment trial was conducted with 170 opioid-dependent adult patients. Participants received an internet-based community reinforcement approach intervention plus CM (“CRA+”) and buprenorphine, or CM-alone plus buprenorphine.
•All patients received 30 minutes of face-to-face clinician interaction every other week.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 22

•Patients provided urine samples three times per week to objectively monitor substance use.
•Primary endpoints were:
▪retention in treatment, and
▪no substance use (during last four weeks).
Incorporation of a PDT increased retention and abstinence

	TAU + PDT	TAU	p-value
Retention	82.4%	68.4%	20.00
No Substance Use (last 4 weeks)	77.3%	62.1%	30.00
Among patients whose primary addiction was opioids, adding reSET-O to TAU had significantly greater odds of opioid abstinence during weeks 9-12 of the 12-week trial with abstinence rates (no opioids) at 77.3% for the TAU + reSET-O treatment group versus 62.1% for the TAU group (p = 0.02). Further, adding reSET-O to outpatient therapy buprenorphine increased retention of patients with OUD by 14% at the end of the 12-week trial, with retention found to be 82.4% in the TAU + reSET-O treatment group versus 68.4% in the TAU group (p = 0.02).
Overall safety was in line with expectations and no significant difference was observed in the rate of adverse events between groups (p = 0.42). The observed adverse events were of a type and frequency as anticipated in a large population of patients with OUD or associated with buprenorphine pharmacotherapy, particularly during the induction phase. The adverse events observed were not adjudicated to be device related.
Real World Evidence
Pear continues to generate RWE evaluating the use of reSET-O across prospective and commercial use. We plan to continue to publish and disseminate reSET-O real-world data.
For example, a published real-world analysis evaluated patient engagement, usage of reSET-O and associated outcomes of opioid use and treatment retention in those using buprenorphine MAT/MOUD. The results demonstrated that reSET-O is readily and broadly used by patients with OUD and that real-world therapeutic engagement is positively associated with abstinence and retention in treatment.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 23

The real-world observational analysis was conducted in a population of 3,144 patients with OUD who were prescribed their first 12-week prescription for reSET-O. The patients came from 30 different states and represented a wide range of demographics (15.4% of individuals were between ages 19-29, 45.5% were between 30-39, 25% were between 40-49, 11.2% were between 50-59, and 2.9% were age 60 or older).
A summary of results is set forth below:
•Patients in the 40-49 age range had highest level of “Active” days of treatment.
•80% of patients completed at least 25% of core modules, 66% completed half of all core modules, and 49% completed all core modules across the entire cohort of patients.
•Patients exhibited usage of reSET-O across a 24-hour period, including before and after clinic hours, at times when clinicians would not traditionally be available.
•Over 70% of patients were retained in reSET-O treatment and continued to use their PDT during the last 4 weeks.
•91% of the patients were “responders”, meaning 80% of their self-reports and urine drug screens (“UDS”) were negative for illicit opioid use.
•Patient engagement on reSET-O was higher than other products as shown in the chart below.
Patient Engagement on reSET-O Compared to Other Products
(using the above-reference study for reSET-O)
Patients have also benefited from repeat prescriptions for reSET-O. Another peer-reviewed study evaluated the impact of longer-term (24 week) engagement and use of reSET-O in a sample of 3,817 patients) and found increased abstinence (86%) and retention in treatment (91%), and 94.4% met the responder rate of being abstinent for at least 80% of the weeks of treatment.
Healthcare Economic & Outcomes Research
Pear continues to generate real-world evidence evaluating the use of reSET-O.
reSET-O’s impact on healthcare resource utilization has been demonstrated in two separate analyses. In the first study there was a per-patient reduction of $2,150 in the six months after reSET-O initiation vs. a six-month
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 24

baseline, and there was a $2,708 difference vs controls at nine months, driven largely in both instances by reductions in emergency department visits and inpatient stay-associated costs.
A follow-on analysis of this patient population examined the cost implications for payers, and found real-world cost reductions of $2,385 six months after product initiation (vs. the six-month baseline period) for a typical US payer after factoring in rebates. This analysis also showed that the number-needed-to-treat, i.e., the number of patients you need to treat to prevent one additional hospital-related event, was just 4.8 treated patients.
In addition, an analysis of the impact of a second prescription of reSET-O using a linear regression model found a further 27% reduction in hospital-related events with a second prescription for reSET-O (24 weeks of treatment), compared to the first (12 weeks of treatment).

In addition to clinical value, these results support the cost-savings benefit of reSET-O as an adjunct to TAU.
Somryst
Somryst is the only non-drug FDA-authorized and guideline-recommended treatment for chronic insomnia in adults over 22 years of age. It is intended to improve patients’ symptoms of chronic insomnia. Somryst is the first PDT submitted through FDA’s traditional 510(k) pathway while simultaneously reviewed as part of FDA’s Software Precertification Pilot Program to help build and test FDA’s Digital Health Precertification Working Model 1.0. Somryst is a nine-week prescription-only treatment. Somryst has been the subject of 29 completed clinical studies and ongoing clinical studies.
Disease Overview
Insomnia is a sleep disorder that manifests as difficulty falling or remaining asleep. Insomnia can be a short-term (e.g., acute) or a long-term (e.g., chronic) condition. Chronic insomnia is classified as persistent insomnia that occurs at least three nights a week for a period of at least three months. Chronic insomnia is a relatively common medical condition in the US, and is estimated to affect approximately 30 million Americans.
Chronic insomnia adversely affects many facets of a patient’s everyday quality of life, including social, occupational, and educational. These reductions in a patient’s daily quality of life can also give rise to more serious, and life-threatening medical conditions, including depression, suicidality, hypertension, and heart attacks. For example, in patients with chronic insomnia approximately 40% have depression and up to 35% have anxiety. Chronic insomnia also results in a plethora of more measurable detrimental consequences, including heavy costs and resource utilization strain on the healthcare system. For example, annual medical costs for patients diagnosed with insomnia are approximately 25% higher relative to those without insomnia.
Current options for the treatment of chronic insomnia are limited, and the available treatment options have thus far proven ineffective. The American Academy of Sleep Medicine and the American College of Physicians clinical guidelines recommend CBTi as the first-line treatment for patients suffering from chronic insomnia. However, CBTi is difficult to access, as fewer than 300 certified and licensed CBTi clinicians currently exist in the US to treat a patient population of approximately 30 million.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 25

Despite the clinical guidance recommending CBTi as the first-line treatment for chronic insomnia, over 50% of chronic insomnia patients do not seek CBTi treatment, but instead rely on the use of sleep medications (e.g., “sleeping pills”), such as Ambien (zolpidem). Because most available sleep medications are only recommended for short-term use, they are not recommended as a long-term solution to chronic insomnia. Long-term use of sleep medications can yield unwanted side-effects and result in serious, adverse health consequences. Further, utilization of sleep medications can result in reliance on the medication for sleep induction, rather than addressing the underlying condition, thereby perpetuating the chronic nature of the disease.
Our Solution
We believe Somryst addresses the limitations of current standard of care by treating the underlying factors without a label risk of dependence, inappropriate use, and adverse effects of pharmacotherapy. Somryst effectively delivers all three primary mechanisms of actions provided by face-to-face CBTi (sleep restriction and consolidation, cognitive restructuring, and stimulus control), using Pear’s software-based PDT. By delivering CBTi digitally, barriers to people with chronic insomnia are reduced while receiving guideline-recommended treatment. The following is a brief description of each mechanism of action.
•Sleep restriction and consolidation reduces the time it takes to fall-to-sleep and reduces amount of wakefulness in the middle of the night by consolidating the patient’s sleep through an algorithm to direct the patient’s sleep-wake pattern.
•Cognitive restructuring teaches patients to identify maladaptive thought patterns related to sleep circuits and replace and strengthen healthy neurocircuits.
•Stimulus control teaches patients to identify behaviors, thoughts, and practices that increase arousal and limit sleep and then to correct those behaviors.
Patients are prescribed Somryst by their clinician. After downloading the PDT to a smart phone, tablet or VR headset, patients engage in fully digital, automated, and interactive exercises that move patients through the mechanisms of action to get better sleep. These interactive modules span a range of topics including properly tracking sleep patterns and identifying stimulants that may be harming sleep quality and restructuring maladaptive thoughts about sleep. Patients use Somryst for approximately 45-60 minutes weekly, over a period of 6-9 weeks. The content and interface encourages engagement, facilitates active learning, and promotes behavioral change, while the algorithm supports a tailored experience.
Our Clinical Trial Data
Somryst provides a clinician-facing dashboard that allows healthcare providers to track patient treatment and progress. The PearMD Clinician Dashboard displays information about patients’ use of Somryst, including the Insomnia Severity Index (“ISI”), the Patient Health Questionnaire 8 scores, and sleep metrics derived from nightly sleep diaries (“Sleep-Onset-Latency” or “SOL”) and Wakefulness-After-Sleep-Onset (“WASO”). The evidence base for Somryst is extensive and includes the following:
•Somryst has been examined in an aggregate of 29 completed and ongoing studies. FDA submission and authorization was supported by two RCTs with an aggregate of more than 1,400 adults with chronic insomnia. The data from the RCTs showed a 45% decrease in the severity of insomnia symptoms, a 50% decrease in depression symptoms and nearly a 45% decrease in anxiety symptom. It has also demonstrated a durable effect on insomnia, depression, and anxiety for up to 18 months.
•In a clinical trial of 303 patients with chronic insomnia (Study 1), those on treatment demonstrated clinically meaningful improvements in insomnia severity, SOL (time to fall asleep), and WASO (time awake at night) at the end of treatment, as well as at six and 12 months follow-up compared to active control. Results of the study were published in JAMA Psychiatry.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 26

•In a separate study of 1,149 adult patients with chronic insomnia and depressive symptoms (Study 2), those on treatment for nine weeks saw a significant reduction in insomnia severity measurements compared to controls.
The majority of patients randomized to the Somryst arm no longer met clinical criteria for insomnia at the end of the nine-week treatment. Patients were examined at baseline, nine weeks, six months, 12 months and 18 months following treatment. At treatment end, the patients who received Somryst experienced a decrease in their mean ISI score to 7.3 from baseline of mean 15.9, while the control arm had a reduction to 13.2 from 16.2 baseline. In addition, the Somryst group had a reduction in depression severity to a mean score of 3.8 from an 8.0 baseline mean. The mean score decreased to 6.2 from a mean of 7.8 at baseline in control subjects. It was observed that the clinical improvements were maintained to 18 months post-treatment. Study data, published in Lancet Psychiatry, showed decreases in anxiety symptoms and suicidal ideation.
The Diagnostic and Statistical Manual of Mental Disorders, Fifth Edition (“DSM-5”) makes no distinction between primary and comorbid insomnia. This previous distinction had been of questionable relevance in clinical practice and a diagnosis of insomnia is made if an individual meets the diagnostic criteria, despite any coexisting conditions. The International Classification of Sleep Disorders, Third Edition criteria are consistent with the changes to the DSM-5.
The DSM-5 defines insomnia as dissatisfaction with sleep quantity or quality, associated with one (or more) of the following symptoms:
•Difficulty initiating sleep;
•Difficulty maintaining sleep, characterized by frequent awakenings or problems returning to sleep after awakenings; and
•Early-morning awakening with inability to return to sleep
Other criteria include the following:
•The sleep disturbance causes clinically significant distress or impairments in social, occupational, educational, academic, behavioral, or other important areas of functioning;
•The sleep difficulty occurs at least three nights per week;
•The sleep difficulty is present for at least three months;
•The sleep difficulty occurs despite adequate opportunity for sleep;
•The insomnia cannot be explained by and does not occur exclusively during the course of another sleep-wake disorder;
•The insomnia is not attributable to the physiological effects of a drug of abuse or medication; and
•Coexisting mental disorders and medical conditions do not adequately explain the predominant complaint of insomnia
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 27

Somryst use led to a meaningful reduction in ISI as well as reduction SOL and WASO, as shown by the UVA and GoodNight Studies.
UVA Study: ISI Score Results
Proportion of ISI responders (reduction in ISI score > 7 from baseline)

Time of Assessment	Somryst Group	Control Group	p-value
End of Treatment Period (Week 9)	52.6%	16.9%	<0.0001
Month 6 Follow-Up	59.6%	35.7%	0.0002
Month 12 Follow-Up	69.7%	43.0%	<0.0001
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 28

GoodNight Study: ISI Score Results
Proportion of ISI responders (reduction in ISI score > 7 from baseline)

Time of Assessment	Somryst Group	Control Group	p-value
End of Treatment Period (Week 9)	62.8%	14.0%	<0.0001
Month 6 Follow-Up	56.2%	18.9%	<0.0001
Month 12 Follow-Up	59.3%	25.2%	<0.0001
Real World Evidence and Health Economics & Outcomes Research
Pear continues to generate RWE and HEOR data in patients with chronic insomnia.
A real-world deployment with 7,414 patients who utilized Somryst evaluated the benefits and health outcomes. In the real-world experience, patients utilized the product for nine weeks, consisting of six treatment modules. Data were collected on the FDA-reviewed endpoint, ISI, patient reported outcomes, and over 300,000 sleep diaries. As shown in the figures below, ISI, SOL, and WASO scores saw meaningful decreases as patients progressed through the six treatment modules.
Patient Engagement, ISI Score, SOL and WASO by completed core of the six cores in Somryst.
Dynamic Evidence Generation
We believe that PDTs have an advantage over molecular therapeutics because data of product usage, patient-reported, and clinical outcomes of PDTs may be captured more rapidly. These data collected in studies as well as in commercial use facilitate regular evidence generation. Pear’s platform can facilitate linking healthcare resource utilization in the form of public and private insurance claims. Pear is able to rapidly scale evidence (clinical and health economic) and analyze across care-settings, specific populations, regions, and customers.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 29

This evidence continuum is a key competitive advantage of Pear and its platform. Pear plans to continue to expand evidence for its PDTs in additional RCTs, RWE, and health-economic evaluation to support continued product improvement, and to generate information for clinicians, and value for payors.

Our Development Pipeline
PDTs have the potential to treat many diverse diseases directly and enhance health outcomes for patients. We have 14 product candidates in our pipeline, including ten product candidates in psychiatry and neurology, our two initial areas of focus to support our self-commercialization strategy, and four candidates in other therapeutic areas as set forth below.
*Dartmouth transaction is with a researcher employed by Dartmouth. Pear has no direct contractual relationship with Dartmouth relating to this content.
**Karolinska transaction is with individual researchers who are employed by the Karolinska Institute. Pear has no direct contractual relationship with the Karolinska Institute relating to this content.
***Services agreement with Ironwood to evaluate a PDT in GI diseases.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 30

We are initially building a portfolio of psychiatry and then neurology-focused PDTs. We also have early-stage programs in GI, oncology, and cardiovascular indications. Our near-term focus is to expand our leadership in psychiatry by developing PDTs for the treatment of Alcohol Use Disorder (“AUD”), depression, anxiety, and schizophrenia. These four additions have the potential to help fill the need for additional treatment options and enhance the offering to mental and behavioral health clinicians and psychiatrists while supporting payors’ need to reduce morbidity and cost in these indications.
Additional details about our four key research and development projects in our pipeline are set forth below:
1)Alcohol Use Disorder Product Candidate
•Current Stage: POC with Breakthrough Designation from FDA
•Patient Population: Alcohol Use Disorder
•Product Candidate Number: PEAR-009
•Description of Therapeutic Modality and Method of Action (“MoA”):
i.Mobile Device
ii.PEAR-009 is a multimodal PDT candidate that delivers digital CRA, Fluency Training, CM and Behavioral Activation and validated assessments to improve clinical outcomes of AUD
•Expected Use: Alone (“monotherapy”) with potential for future combination (“combination therapy”)
•Objective: To develop a PDT that could be used alone or in combination with another medication to treat patients with AUD
•Current Status and Next Steps: This product candidate is at POC stage. Pear is currently evaluating data to determine the next steps.
•Risks and Uncertainties: There are limited therapies for AUD currently and no existing FDA-market authorized PDTs for AUD on the market. For example, it is uncertain that further clinical testing would support the safety and effectiveness of the product and its market authorization, or whether the product, if authorized, would be receive reimbursement from third party payors.
2)Schizophrenia Product Candidate
•Current Stage: POC
•Patient Population: Psychotic Spectrum Disorders including patients with schizophrenia
•Product Candidate Number: PEAR-004
•Description of Therapeutic Modality and MoAs:
i.Mobile Device
ii.Pear-004 is a multimodal PDT candidate that delivers BA, cognitive restructuring, illness self-management, cognitive behavioral therapy, and validated assessments to improve clinical outcomes in patients with schizophrenia
•Expected Use: Combination therapy with antipsychotics
•Objective: To develop a PDT that could be used in combination with pharmacotherapy to treat patients with schizophrenia
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 31

•Current Status and Next Steps This product candidate has completed the POC stage and is ready for a potential pivotal randomized clinical trial to support potential FDA submission. Pear has development plans outlining specific types of studies and purposes, but the clinical trial planning has not commenced.
•Risks and Uncertainties: There are many failures of therapeutics while in development for schizophrenia and/or psychotic spectrum disorder. There are no existing FDA-market authorized PDTs for schizophrenia on the market.
3)Anxiety Product Candidate
•Current Stage: POC
•Patient Population: Generalized Anxiety Disorder (“GAD”)
•Product Candidate Number: PEAR-011
•Description of Therapeutic Modality and MoAs:
i.Mobile Device
ii.PEAR-011 is a multimodal PDT candidate that delivers Panic Modulation (a digitized form of psychotherapy where the patient is instructed and learns to employ mechanisms of modulating their fear, anxiety or panic response to stimuli to desensitize them to future exposures to the inciting stimuli), BA, CBT, sleep hygiene and stimulus control plus medication management and validated assessments to improve clinical outcomes in patients with anxiety disorder
•Expected Use: Potential for monotherapy and combination therapy
•Objective: To develop a PDT that could be used alone and/or in combination with pharmacotherapy to treat patients with anxiety disorder
•Current Status and Next Steps: This product candidate is at the POC stage and is ready for a potential pivotal randomized clinical trial, which is the next step to support potential FDA submission. Pear has development plans outlining specific types of studies and purposes, but the clinical trial planning has not commenced.
•Risks and Uncertainties: There are many failures of therapeutics while in development for psychiatric diseases like Anxiety-Spectrum Disorders. There are no existing FDA-market authorized PDTs for anxiety on the market.
4)Depression Product Candidate
•Current Stage: Discovery
•Patient Population: Major Depressive Disorder and additional Depression populations
•Product Candidate Number: PEAR-015
•Description of Therapeutic Modality and MoAs:
i.Mobile Device
ii.PEAR-015 is a multimodal PDT candidate that delivers CBT, BA with Ecologic Momentary Assessment (repeated sampling of a patient’s behaviors and experiences on which brief interventions by the software are delivered), sleep content plus medication and validated assessments to improve clinical outcomes in patients with depression. Pear acquired two clinical
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 32

state depression product candidates in the fourth quarter of 2021 and is in the process of integrating those product candidates into PEAR-015.
•Expected Use: Potential for monotherapy and combination therapy
•Objective: To develop a PDT that could be used alone and/or in combination with pharmacotherapy to treat patients with Depression
•Current Status and Next Steps: This product candidate is at the Discovery stage. Once the new product candidates are integrated into PEAR-015, it will require clinical studies, and if promising, would then in the future be evaluated in a potential pivotal clinical trial to support potential FDA submission.
•Risks and Uncertainties: There are many failures of therapeutics while in development for psychiatric diseases like Depression. There are no existing FDA-market authorized PDTs for Depression on the market.
•Development activities for product candidates have a number of risks and uncertainties. All therapeutic development activities have risk and probabilities of success that can vary by disease indication. In many of the disease areas Pear is developing product candidates there is a long history of failure. The areas of mental and behavioral health or neuropsychiatry, which is a primary focus for Pear, have had notable failures across biotech, pharma, and digital health. Each of Pear’s pipeline candidates have technical, clinical, regulatory, and commercial risk. See the heading “Risk Factors—Risks Related to Pear’s Products— If the Company is not able to develop and release new products, or successful enhancements, new features and modifications to the Company’s existing products, the Company’s business, financial condition and results of operations could be materially and adversely affected” in Part I, Item 1A of this Form 10-K for more information on risks related to product development.
Additional specific risks and uncertainties also include but are not limited to:
•each potential therapeutic must achieve levels of use by the patient in their disease population sufficient for the evidence-based treatment or mechanism of action to exert its behavioral and/or biologic effect. If levels of product use or engagement are not high enough a study may not be successful and a product candidate may not be viable;
•even if patients do engage at sufficient levels, the proposed evidence-based treatment or scientific mechanism of action may not be effective in achieving the desired clinical outcome;
•clinical trials may fail for numerous reasons including operational complexities, difficulty in measurement, challenges in enrollment, adverse events and safety events, poor endpoints, variabilities amongst sites, protocol deviations, and many others; and
•the technology, such as algorithms or engineering, may fail.
Ongoing PDT discovery
There are two categories of PDT’s interventional mechanisms of action. The first is delivery of neurobehavioral interventions. These are scientific and evidence-based practices, many of which we know work from face-to-face delivery, and target affected disease-specific neurocircuitry. Examples include CBT, cognitive restructuring, behavioral activation, exposure therapy, and CM. The second category is dose-optimization. In diseases where pharmacotherapy exists, PDTs can be integrated with the molecular therapeutic to assess patient response and optimize medication dose and frequency. Use cases include titrating a medication to therapeutic effect, optimizing chronic dosing, tapering medication, and recommending dosing as needed when a disease exacerbation is occurring.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 33

We believe utilizing both categories of interventional mechanisms of action will facilitate further pipeline expansion. Pear’s existing PDT candidates in neurologic diseases including epilepsy, pain, and multiple sclerosis, have potential to increase the patient populations and addressable markets.
Gastroenterology, cardiology, and oncology are particularly promising therapeutic areas. In oncology, combining dose-optimization of immuno-oncology drugs (which could target both solid or liquid tumors) with neurobehavioral mechanisms of action, multi-modal PDTs could optimize both the treatment of cancer directly and the behavioral disorders that often coincide with cancer treatment. For example, by utilizing labs, patient-reported outcomes, and sensor data, recommendations to refine the dosing and frequency of chemotherapeutic agents to reduce dose-limiting toxicities and maximize overall-survival can be integrated with CBTi for insomnia in patients undergoing treatment for cancer. Similar approaches may be deployed in GI and cardiovascular.
In addition, we will continue our strategic pursuit of enabling technologies, such as digital sensors, that may be used to enhance our products and product candidates.
We expect to significantly grow our pipeline through internal discovery efforts, in-licensing, and acquisition. We continue to seek to accumulate early-stage clinical assets and technologies for development. We believe our scalable infrastructure to discover, develop, and deliver these products to patients will allow us to be a partner of choice for development, regulatory, and commercial stage deals.
Competition
The pharmaceutical, biotechnology and digital health industries are characterized by rapidly advancing technologies, intense competition, and an emphasis on proprietary products. While Pear believes that Pear’s technology, development experience and scientific knowledge provide Pear with competitive advantages, Pear faces potential competition from many different sources, including large pharmaceutical and biotechnology companies, digital health companies, and academic institutions. To drive continual technology advantage, Pear seeks patent protection and establishes collaborative arrangements for the research, development, manufacturing and commercialization of evidence-based therapeutics. Any products that Pear successfully develops and commercializes will compete with new therapies that may become available in the future.
Pear competes in the segments of the pharmaceutical, biotechnology and other related markets that develop therapeutics as treatments, in particular treatments for addiction (reSET and reSET-O) and insomnia (Somryst). There are many other companies that have commercialized and/or are developing such treatments for addiction and insomnia including large pharmaceutical and biotechnology companies such as Alkermes and their product Vivitrol, Orexo and their product Zubsolv, Sandoz and their product Suboxone, Braeburn and their product Brixadi, Pfizer and their product Halcion, Merck and their product Belsomra, Sunovion and their product Lunesta and Sanofi and their product Ambien.
Pear’s competitors in the digital health space, with specific focus in addiction and insomnia have created non-regulated products, are not supported by randomized controlled trials to support treatment claims, such as Dynamicare, CBT4CBT and Orexo and their product Modia, and Big Health and their products Sleepio, Pzizz, and Calm.
Rather, Pear believes the competitive landscape is best understood by comparing the primary mechanism of action (behavioral support/intervention or improving medication adherence and tracking); to the business model for patient acquisition (apps marketed direct-to-consumer; tech-enabled healthcare services offered to members of health plans, most often those of self-insured employers; or regulated products prescribed by providers).
While some solutions have evolved to include elements of various mechanisms such as behavioral support, reminders for medication adherence, or remote monitoring and transmission of biometric data, in Pear’s view, each has a primary mechanism for affecting disease and a clearly defined model for acquiring patients or consumers.
To Pear’s knowledge, Pear’s reSET and reSET-O are the only FDA-authorized PDTs with a direct treatment-related claim for addiction, and Pear’s Somryst is the only FDA-authorized PDT with a direct treatment-related claim for
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 34

chronic insomnia that can be prescribed by providers and reimbursed by insurance. This has required Pear to generate significant evidence to demonstrate safety, effectiveness, clinical outcomes and distinct impact on the total cost of care. While many early market entrants (in fact, nearly 360,000 health and wellness apps are now available in Apple’s App Store) are making marketing claims related to the ability to help treat addiction and insomnia, Pear believes the landscape will change dramatically when new solutions that can be prescribed by providers and covered by insurance become broadly available.
There are a number of companies in the prescription digital therapeutics space but none of these companies have commercialized an FDA-authorized prescription digital therapeutic to target addiction or insomnia at this time. Other than Pear, we are aware of three companies that have received FDA-authorization to make medical claims as prescription digital therapeutics. This includes Akili Interactive Labs and their product Endeavor for ADHD, Mahana Therapeutics and their product Parallel for IBS and Nightware for patients with PTSD that are experiencing nightmares. Other companies of which Pear is aware in the space that have not received FDA-authorization and are not authorized to make medical claims but may pursue FDA-authorization in the future include: (i) Click Therapeutics in Depression, (ii) Better Therapeutics in Cardiometabolic, (iii) Cognoa in Autism, (iv) AppliedVR in Pain, (v) Orexo and GAIA AG in Depression, (vi) MedRhythms in Stroke, and (vii) Blue Note Therapeutics for Cancer Related Anxiety and Depression.
License Agreements
We have rights to use and exploit technologies disclosed in issued and pending patents and other therapeutic content under licenses and/or assignment agreements with other entities (collectively, “License Agreements”). We consider the commercial terms of these License Agreements, which provide for milestone and royalty payments, and their provisions regarding diligence, insurance, indemnification, and other similar matters, to be reasonable and customary for our industry.
The material License Agreements related to our three commercial products are those with The Invention Science Fund I, LLC (“ISF”), Red 5 Group, LLC (“Red 5”), and BeHealth Solutions, LLC (“BeHealth”).
The Invention Science Fund I, LLC
We entered into a contribution and license agreement with ISF in February 2015, as amended on February 28, 2018 (the “ISF Agreement”), pursuant to which ISF grants the Company certain licenses under specified patent rights to develop and commercialize licensed products either independently and/or in combination with a drug for use in connection with the treatment of central nervous system disorders. The oldest patent in the family is expected to expire in 2028.
Under the terms of the ISF Agreement, we are required to pay a minimum annual royalty, capped at low-seven figures per year. From inception through December 31, 2021, we have paid ISF $2.6 million in minimum annual royalties, and for the year ended December 31, 2021 recorded annual minimum royalties payable of $1.0 million. The ISF Agreement also requires us to pay a royalty percentage in the low single digits on net sales of products covered by the in-licensed patents that do not include drugs. To date, no royalties have been paid on net sales of products covered by the in-licensed patents that do not include drugs. In addition, as to sales of products covered by the in-licensed patents that do include drugs, the ISF Agreement requires us to pay either (i) a royalty percentage on net sales in the low single digits or (ii) an annual fee based on net sales. To date, no royalties have been paid on net sales of products covered by the in-licensed patents that include drugs.
Under the ISF Agreement, ISF covenants that neither it nor any of its affiliates will sue, or assert any claim against (or cause any third party to sue or assert any claim against) us for infringement of any patent covered under the ISF Agreement with respect to our permitted use of such patents under the ISF Agreement (the “Covenant”).
In consideration of the Covenant granted to us in the ISF Agreement, the ISF Agreement requires us to pay an annual covenant fee (the “Covenant Fee”) in a variable amount ranging from mid-to-high five digits to a low-six figures per year through December 2030. Through December 31, 2021, we have paid ISF $0.3 million in annual Covenant Fees.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 35

The ISF Agreement will terminate upon the expiration or invalidation of all of the patents subject to the license. Additionally, ISF may terminate the ISF Agreement upon certain breaches by us of the terms of the ISF Agreement, and we may terminate the ISF Agreement 90 days after providing written notice to ISF. The Covenant, and our related obligation to pay the annual Covenant Fee, may be terminated by us 30 days after providing written notice to ISF.
Red 5 Group, LLC
In January 2015, we entered into a software license agreement with Red 5, and on March 21, 2018, the parties entered into an amended and restated software license agreement which was further amended on July 1, 2021 to clarify certain terms and increase the royalty rate by a de minimis amount (such agreement, as amended, “Amended Red 5 Group License”). Under the Amended Red 5 Group License, Red 5 grants us, inter alia, an exclusive (other than a limited reserved right for ongoing academic studies), worldwide, sublicensable, royalty-bearing license to develop and commercialize integrated products incorporating certain technology and documentation materials relating to the treatment of psychological and substance use disorders. Under the Amended Red 5 Group License, we agreed to use commercially reasonable efforts to develop integrated products in accordance with a development plan, to introduce any integrated products that gain regulatory approval into the commercial markets, to market integrated products that have gained regulatory approval following such introduction into the market, and to make integrated products that have gained regulatory approval reasonably available to the public.
In March 2018, the parties amended the original Red 5 agreement, and we subsequently paid an amendment fee in the high-six figures in consideration for expanding the scope of our exclusive license. On July 1, 2021, the parties amended the Amended Red 5 Group License to further clarify certain terms and increase the royalty rate by a de minimis amount.
To the extent achieved, we are obligated to pay Red 5 up to an aggregate of $0.4 million if certain milestones related to product regulatory approval and commercial sales are achieved in respect to a software/drug combination, which we are not currently pursuing. Each such regulatory and sales milestone is payable only once.
The Amended Red 5 Group License also requires us to pay a single digit royalty percentage on net revenue from integrated products. Through December 31, 2021, we have recorded $1.3 million in royalties to Red 5. We are also required to make annual maintenance fee payments capped at a sum in the low-six figures per year, creditable against future royalty and milestone payment obligations. From inception through December 31, 2021, we have recorded $0.4 million of annual maintenance fees under the terms of the agreement. In addition, we have a credit in the mid-six figures against future royalty and milestone payment obligations.
The Amended Red 5 Group License will continue in perpetuity unless terminated in accordance with its terms, under which Red 5 may terminate the license upon certain breaches by us of the terms of the license, and we may terminate the license 60 days after providing written notice to Red 5.
BeHealth Solutions, LLC
We entered into an assignment, license and services agreement with BeHealth, effective March 24, 2018 (the “BeHealth Agreement”), which relates to software, documentation, and intellectual property rights in and to certain therapeutic content related to cognitive behavioral treatment for insomnia and other sleep disorders that BeHealth licensed from University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”).
Under the terms of the BeHealth Agreement, we paid an initial up-front fee in the mid-six figures to BeHealth, and during the year ended December 31, 2019, we paid a milestone payment to BeHealth of $0.8 million upon the FDA’s acceptance of a filing seeking marketing authorization for Somryst that was recorded as a research and development expense in the consolidated statement of operations and comprehensive loss for the period then ended. During the year ended December 31, 2020, we paid a milestone payment to BeHealth of $0.8 million upon the FDA’s marketing authorization of Somryst. The milestone payment was capitalized in other long-term assets and amortized on a straight-line basis to cost of product revenue over the estimated useful life, which was ten
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 36

years at initial recognition. During the year ended December 31, 2021, we recorded $1.0 million related to the achievement of a commercial milestone. Each such regulatory and sales milestone is payable only once, and no other milestone payment may become due and payable after March 24, 2028. Assuming that we meet the remaining commercial milestones, the Company could be obligated to make payments of up to an additional $26.0 million in the aggregate upon achievement of various annual commercial milestones and a mid-to-high-single-digit percentage royalty on net sales to BeHealth.
Because the underlying license agreement (with exclusive rights relating to content and non-exclusive rights relating to the underlying platform) between BeHealth and UVA LVG was assigned to us, we owe a royalty percentage in the mid-single digits on net sales of integrated products to UVA LVG. We have the right to sublicense our rights under the assigned license agreement, and we will be required to pay a percentage of such sublicense income in the low-double digits to UVA LVG. We are required to make annual minimum royalty payments in the low-five figures to UVA LVG under the assigned license agreement, which payments are creditable against royalty payments on a year-by-year basis. Through December 31, 2021, we have recorded only de minimis royalties under the UVA LVG assigned license agreement and we have paid de minimis royalties, $2.5 million in milestone payments, and $0.5 million in other fees to BeHealth. We have a buyout option in the assigned license agreement under which we may pay UVA LVG a lump sum of $1.0 million in exchange for a perpetual royalty-free license in the field.
The underlying license from UVA LVG will continue in perpetuity unless terminated in accordance with the terms of the assigned license agreement, under which UVA LVG may terminate the license upon certain breaches by us of the terms of the license, and we may terminate the license at any time upon 30 days’ written notice to UVA LVG.
Intellectual Property
In addition to securing regulatory authorization for our PDTs, we make strategic use of various intellectual property regimes: patents; copyrights; trademarks; and trade secrets. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on copyrights (including copyright registrations for product source code), on trademarks, and on trade secrets relating to our proprietary PDT product development platform to develop, strengthen and maintain our proprietary position in the PDT field.
Our commercial success may depend in part on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, copyrights, trademarks and other proprietary rights; preserve the confidentiality of our trade secrets; and operate without infringing the valid, enforceable patents and proprietary rights of third parties. Our ability to limit third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents, copyrights or trade secrets that cover these activities. In some cases, enforcement of these rights may depend on third-party licensors or co-owners. With respect to both company-owned and licensed intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products.
Patent expiration dates noted below refer to statutory expiration dates and do not take into account any potential patent term adjustment or extension that may be available.
Solely Owned Patent Assets
We exclusively own eleven patent families directed to a variety of different aspects related to PDTs. One family is directed to ensuring data security in the treatment of diseases and disorders using digital therapeutics. One US patent has issued in this family and will expire in 2038. A continuation patent application has been filed claiming the benefit of the allowed application, and, if granted, will expire in 2038. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Europe, Japan, Singapore, New Zealand, China, Israel, Canada, and Australia. Another family is directed to the optimization of buprenorphine
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 37

induction. If granted, the patent(s) in this family would expire in 2039. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to the treatment of migraines. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to treating depressive symptoms associated with multiple sclerosis. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to clinical curation of crowdsourced data. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to visualizing and modifying treatment of a patient utilizing digital therapeutics. If granted, the patent(s) in this family would expire in 2040. Another family is directed to generating and administering digital therapeutic placebo and shams. If granted, the patent(s) in this family would expire in 2041. A Patent Cooperation Treaty application has been filed in this family, with a national phase entry date in January 2023.
Another family is directed to a display screen or portion thereof with an animated graphical user interface. A US design patent has issued in this family and will expire in 2035. A European design has been registered in this family and will expire in 2024. Another family is directed to a display screen or portion thereof with a graphical user interface. A US design patent has issued in this family and will expire in 2035. A European design has been registered in this family and will expire in 2024. Another family is directed to a display screen or portion thereof with an animated graphical user interface. A US design patent has issued in this family and will expire in 2036. A European design has been registered in this family and will expire in 2024. Another family is directed to a graphical user interface. A European design has been registered in this family and will expire in 2024.
Jointly Owned Patent Assets
We jointly own two patent families directed to a variety of different aspects related to digital therapeutics. One family is directed to the treatment of depressive symptoms and disorders utilizing digital therapies. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, and national phase entry date applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to treatment utilizing antipsychotics in combination with digital therapies. If granted, the patent(s) in this family would expire in 2039. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Europe, Japan, South Korea, Singapore, New Zealand, China, Israel, Canada, and Australia.
Licensed Patent Assets
As discussed above in “License Agreements - ISF”, we are the exclusive licensee within a broad field of use to a portfolio of patents directed to combinational drug and prescription digital therapy treatment. Nineteen US patents have been allowed in this portfolio, the patents expiring between 2028 and, at the latest, 2036. Those patents encompass more than 550 granted claims directed to drug/software combinations and that may potentially cover aspects of current or future PDTs. One US patent applications is pending in this portfolio. If granted, the pending patent application would expire in 2028. As exclusive licensee, we play a pivotal role in the ongoing prosecution of this portfolio.
Registered Copyrights
In addition to our portfolio of utility and design patents, we hold copyright in each of our PDTs and pursue federal copyright registration where appropriate. We have registered copyright in the source code for each of our commercial products with the US Copyright Office.
Registered Trademarks
Beyond patent and copyright protection, we also protect our valuable trademarks and associated brand recognition by registering trademarks with the US Patent and Trademark Office. We own seven US trademark
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 38

registrations covering goods and services in multiple classes. Our federally registered trademarks are PEAR THERAPEUTICS, the Pear logo, RESET, RESET-O, and SOMRYST. Certain of our RESET and RESET-O trademark applications and registrations are the subject of ongoing opposition and cancellation proceedings, respectively.
Government Regulation
Insurance and Coverage
In the US and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Pear’s ability to successfully commercialize Pear’s product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of product candidates that Pear may identify will depend substantially, both domestically and abroad, on the extent to which the costs of Pear’s product candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third-party payors.
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the product is approved by FDA or comparable foreign regulatory authorities. In the US, a key decision-maker about reimbursement for new products is the Centers for Medicare & Medicaid Services (“CMS”), an agency within the US Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and several US private payors tend to follow CMS to some degree.
In determining reimbursement, payors generally consider whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Each payor determines whether or not it will provide coverage for a treatment, what amount it will pay the manufacturer for the treatment, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, biological products, and medical devices, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and clinicians. Patients who are prescribed treatments for their conditions and clinicians prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use Pear’s products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of Pear’s products. There may be significant delays in obtaining such coverage and reimbursement for newly authorized products, and coverage may be more limited than the purposes for which the product is authorized by FDA.
Healthcare Laws and Regulations
Pear is subject to applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the US federal Anti-Kickback Statute and the US federal False Claims Act, which may constrain the business or financial arrangements and relationships through which Pear sells, markets and distributes Pear’s
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 39

products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, clinicians and third-party payors), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Pear also may be subject to patient information and privacy and security regulation by both the federal government and the states in which Pear conducts its business. The applicable federal and state healthcare laws and regulations that may affect Pear’s ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties. On December 2, 2020, the Office of Inspector General (“OIG”) published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule, with certain exceptions, became effective January 19, 2021. Implementation of this change is currently under review by the Biden administration and may be amended or repealed. Pear continues to evaluate what effect, if any, the rule will have on Pear’s business;
•the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. A person can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•Applicable privacy laws and regulations, including HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-US laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 40

•The US federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively, the Affordable Care Act (“ACA”) including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•Additionally, Pear is subject to state equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many states in the US have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to Pear’s business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. Several states also impose other marketing restrictions or require medical device manufacturers to make marketing or price disclosures to the state, and may also require that medical device manufacturers, such as Pear, maintain licenses to manufacture and/or distribute products within their state. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if Pear fails to comply with an applicable state law requirement, Pear could be subject to penalties.
Data Privacy and Security Laws
Numerous federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information, including protected health information. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on Pear’s business. In addition, in the future, industry requirements or guidance, contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the US.
These varying interpretations can create complex compliance issues for Pear and Pear’s partners and potentially expose Pear to additional expense, adverse publicity and liability, any of which could adversely affect Pear’s business.
Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
The security measures that Pear and Pear’s third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect Pear’s facilities and systems from security breaches, ransomware acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Even though Pear provides for appropriate protections through Pear’s agreements with Pear’s third-party vendors, Pear still has limited control over their actions and practices. A breach of privacy or security of personally identifiable health information may result in an enforcement action, including criminal and civil liability, against us. Pear is not able to predict the extent of the impact such incidents may have on Pear’s business. Enforcement actions against Pear could be costly and could interrupt regular operations, which may adversely affect Pear’s business. While Pear has not received any notices of violation of the applicable privacy
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 41

and data protection laws and we believe Pear is in compliance with such laws, there can be no assurance that Pear will not receive such notices in the future.
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. Pear expects that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the US, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and has been amended several times. Further, a new California privacy law, the CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, a new Virginia privacy law, the VCDPA, was signed into law on March 2, 2021 and is also scheduled to take effect on January 1, 2023, and the Colorado Privacy Act (“CPA”) which was passed by the state legislature and is awaiting the governor’s signature, will take effect on July 1, 2023. The VCDPA and CPA will impose many similar obligations regarding the processing and storing of personal information as the CCPA and the CPRA. Other states in the Unites States also are considering omnibus privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA, CPRA, CPA and VCDPA contain exceptions for certain activities involving protected health information already regulated under HIPAA, Pear cannot yet determine the impact the CCPA, CPRA, CPA, VCDPA or other such future laws, regulations and standards may have on Pear’s business.
Healthcare Legislative Reform
In both the US and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact Pear’s ability to sell Pear’s products profitably. In particular, in 2010, the ACA was enacted, which contained a number of measures aimed at controlling healthcare costs.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and Pear expects there will be additional challenges and amendments to the ACA in the future. Additionally, the Trump administration issued various Executive Orders which eliminated cost-sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Further, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. Pear cannot predict what affect further changes to the ACA would have on Pear’s business, especially given the new administration.
Other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional congressional action is taken. The CARES Act suspended the sequestration payment adjustment percentage of 2% applied to all Medicare Fee-for-Service claims from May 1, 2020 through December 31, 2020. The Consolidated Appropriations Act, 2021, extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extends the suspension period to December 31, 2021.
There has been increasing legislative and enforcement interest in the US with respect to prescription-pricing practices. It is unclear what effect such legislative and enforcement interest may have on prescription devices.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 42

Further, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify the prior administration’s executive and administrative actions.
Pear expects that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that Pear received for any approved device, which could have an adverse effect on customers for Pear’s product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the US directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent Pear from being able to generate revenue, attain profitability or commercialize Pear’s products. Such reforms could have an adverse effect on anticipated revenue from product candidates that Pear may successfully develop and for which Pear may obtain regulatory approval and that may affect Pear’s overall financial condition and ability to develop product candidates. If Pear or any third parties Pear may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Pear or such third parties are not able to maintain regulatory compliance, Pear’s current or any future product candidates Pear may develop may lose any regulatory approval that may have been obtained and Pear may not achieve or sustain profitability.
FDA Regulation
United States
Pear’s products are medical devices subject to extensive and ongoing regulation by FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the US The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance, authorization, or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties, mandatory recalls, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
Generally, establishments that design and/or manufacture devices are required to register their establishments with the FDA. They also must provide the FDA with a list of the devices that they design and/or manufacture at their facilities.
The FDA enforces its requirements by market surveillance and periodic visits, both announced and unannounced, to inspect or re-inspect equipment, facilities, laboratories and processes to confirm regulatory compliance. These inspections may include the manufacturing facilities of subcontractors. Following an inspection, the FDA may issue a report, known as a Form 483, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures or, if observed violations are sufficiently severe and urgent, a warning letter. If the manufacturer does not adequately respond to a Form 483 or warning letter, the FDA make take enforcement action against the manufacturer or impose other sanctions or consequences, which may include:
•cease and desist orders;
•injunctions or consent decrees;
•civil monetary penalties;
•recall, detention or seizure of products;
•operating restrictions, partial or total shutdown of production facilities;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 43

•refusal of or delay in granting requests for 510(k) clearance, de novo authorization, or premarket approval of new products or modified products;
•withdrawing 510(k) clearances, de novo authorizations, or premarket approvals that are already granted;
•refusal to grant export approval or export certificates for devices; and
•criminal prosecution.
FDA’s Pre-market Clearance, Authorization and Approval Requirements
Each prescription digital therapeutic Pear seeks to commercially distribute in the US will require either a prior de novo authorization, 510(k) clearance, unless it is exempt, or a Premarket Approval (“PMA”) from FDA under its medical device authorities. Generally, if a new device has a predicate that is already classified as Class II, FDA will allow that new device to be marketed under a 510(k) clearance. If there is no legally marketed predicate device and general controls alone or with special controls provide reasonable assurance of safety and effectiveness, FDA will allow the new device to be marketed under a de novo authorization; otherwise, a PMA is required. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to: adulteration; misbranding; registration and listing; notification; records and reports; and good manufacturing practices. Class II devices are moderate risk. They are subject to general controls and may also be subject to special controls. Special controls include, for example, performance standards, post market surveillance, patient registries and guidance documents. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the US unless FDA approves the device after submission of a PMA. However, there are some Class III devices for which FDA has not yet called for a PMA. For these devices, the manufacturer must submit a pre-market notification and obtain 510(k) clearance in order to commercially distribute these devices. FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner. There is no guarantee that a submission to FDA will result in a clearance, authorization, or approval. In addition, various review process and goals to which applications are currently subject are the result of Medical Device User Fee Act (“MDUFA”) IV, which expires after September 30, 2022; negotiations for enactment of a MDUFA V law and adoption of associated goals are ongoing.
While most Class I and some Class II devices may be marketed without prior FDA authorization, most other medical devices can be legally sold within the US only if the FDA has: (i) approved a PMA application prior to marketing, generally applicable to most Class III devices; (ii) cleared the device in response to a 510(k) submission, generally applicable to some Class I and most Class II devices; or (iii) authorized the device to be marketed through the de novo classification process, generally applicable for novel Class I or II devices.
510(k) Clearance Pathway
Product marketing in the US for most Class II and a limited number of Class I devices typically follows the 510(k) premarket notification pathway. When a 510(k) clearance is required, Pear must submit a pre-market notification to FDA demonstrating that Pear’s proposed device is substantially equivalent to a legally marketed device, referred to as a “predicate device.” A predicate device may be a previously 510(k) cleared device or a Class III device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for PMA applications, or a product previously placed in Class II or Class I through the de novo classification process. To demonstrate substantial equivalence, the manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or different technological characteristics and the information in the pre-market notification demonstrates that the device is equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If FDA determines that the device, or its intended use, is not substantially equivalent to a previously cleared device or use, FDA will place the device into Class III.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 44

There are three types of 510(k)s: traditional, special and abbreviated. Special 510(k)s are for devices that are modified, and the modification needs a new 510(k) but does not affect the intended use or alter the fundamental scientific technology of the device. Abbreviated 510(k)s are for devices that conform to a recognized standard. FDA has a user fee goal to apply no more than 90 calendar review days to traditional and abbreviated 510(k) submissions. During the process, FDA may issue an Additional Information request, which stops the clock. The applicant has 180 days to respond. Therefore, the total review time could be up to 270 days. The special and abbreviated 510(k)s are intended to streamline review, and FDA intends to process special 510(k)s within 30 days of receipt, although it can take longer, if FDA has questions. There are no guarantees that FDA meet its goals, although it has agreed to try to meet its 90 calendar day decision goals in 95% of 510(k) submissions for FY 2022.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval or de novo classification. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance for the modified device, the agency may retroactively require the manufacturer to seek 510(k) clearance, de novo classification, or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance, de novo authorization, or PMA approval is obtained.
De Novo Classification
When it is determined there is no legally marketed predicate device, the de novo process provides a pathway to classify novel low- or moderate-risk medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness. Medical device types that FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they pose. The de novo classification procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the FDA Safety and Innovation Act of 2012 (“FDASIA”), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) pre-market notification to FDA and receiving a not substantially equivalent determination. Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo application. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. Devices that are classified into Class I or Class II through a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions.
FDA has a user fee goal to review a de novo request in 150 calendar review days (which FDA agreed to try and meet for 70% of De Novo submissions in FY 2022). During the process, FDA may issue an Additional Information request, which stops the clock. The applicant has 180 days to respond. Therefore, the total review time could be as long as 330 days.
Pre-market Approval Pathway
A Class III product not eligible for either 510(k) clearance or de novo classification must follow the PMA approval pathway. The PMA application process is generally more expensive, rigorous, lengthy, demanding, and uncertain than the 510(k) premarket notification or de novo process. A PMA application must be supported by extensive data, including but not limited to technical, preclinical, clinical trials, manufacturing, marketing history, design, controls, and labeling to demonstrate to FDA’s satisfaction reasonable assurance of safety and effectiveness of the device.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 45

FDA may convene an advisory panel of experts from outside FDA to review and evaluate the application and provide recommendations to FDA as to the safety and effectiveness of the device. Although FDA is not bound by the advisory panel decision, the panel’s recommendations are important to FDA’s overall decision-making process. In addition, FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation (“QSR”), which imposes elaborate testing, control, documentation, and other quality assurance requirements. The agency also may inspect one or more clinical sites to assure compliance with FDA’s regulations.
FDA has a user fee goal to review a PMA in 180 calendar review days, if the submission does not require advisory committee input, or 320 review days if the submission does require advisory committee input. FDA has agreed to try to meet this goal in most cases for FY 2022, though it is not guaranteed. During the process, FDA may issue a major deficiency letter, which stops the review clock. The applicant has up to 180 days to respond. Therefore, the total review time could be up to 360 days, if the submission does not require advisory committee input, or 500 days if the submission does require advisory committee input.
Upon completion of the PMA review, FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, which can be more limited than those originally sought and can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution; (ii) issue an approvable letter which indicates FDA’s belief that the PMA is approvable and states what additional information FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which FDA’s review clock is reset.
Even after approval of a PMA, a new PMA or PMA supplement may be required in the event of a modification to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.
Breakthrough Devices
The Breakthrough Devices Program is a voluntary program intended to expedite the review, development, assessment and review of certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human diseases or conditions for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. Submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources, as needed and available. Although Breakthrough Device designation or access to any other expedited program may expedite the development or clearance/authorization/approval process, it does not change the standards for clearance/authorization/approval. Designation for any expedited review procedure does not ensure that we will ultimately obtain regulatory clearance or approval for such product.
Clinical Trials
Clinical trials are almost always required to support a PMA, are often required for a de novo authorization, and are sometimes required for 510(k) clearance. Clinical trials may also be conducted or continued to satisfy post-approval requirements for devices with PMAs. In the US, for significant risk devices, these trials require submission of an application for an investigational device exemption (“IDE”) to FDA prior to initiating clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients at specified study sites. A 30-day waiting period after the submission of each IDE is required prior to the commencement of clinical testing in humans. If the FDA disapproves the IDE within this 30-day period, the clinical trial proposed in the IDE may not begin. During the trial, the clinical
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 46

trial sponsor must comply with FDA’s IDE requirements for investigator selection, trial monitoring, reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval, authorization, or clearance of the product.
Sponsors of applicable clinical trials of devices are required to register with www.clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration.
Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The clinical trial sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.
Ongoing Regulation by FDA
Even after a device receives clearance, authorization, or approval and is placed on the market, numerous regulatory requirements apply. These include:
•establishment registration and device listing;
•the QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing, design, development, distribution, and labeling process;
•labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved, or “off-label” uses and other requirements related to promotional activities;
•medical device reporting regulations, which require that manufactures report to FDA if their device may have caused or contributed to a death or serious injury, or if their device malfunctioned and the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur;
•corrections and removal reporting regulations, which require that manufactures report to FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and
•post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
FDA regulations require manufacturers to register with FDA and to list the devices they market. Additionally, the California Department of Health Services (“CDHS”) requires manufacturers to register within the state. Following these registrations, FDA and CDHS inspect manufacturers on a routine basis for compliance with the QSR and applicable state regulations. These regulations require that Pear manufacture Pear’s products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Other states
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 47

might also require non-resident licenses concerning distribution of devices into their states. Pear is also subject to other federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices. Failure to comply with applicable regulatory requirements can result in enforcement action by FDA or state authorities, which may include any of the following sanctions:
•warning or untitled letters, fines, injunctions, consent decrees and civil penalties;
•customer notifications, voluntary or mandatory recall or seizure of Pear’s products;
•operating restrictions, partial suspension or total shutdown of production;
•delay in processing submissions or applications for new products or modifications to existing products;
•withdrawing clearance, authorization, and/or approvals that have already been granted; and
•criminal prosecution.
The medical device reporting laws and regulations require manufacturers to provide information to FDA when they receive or otherwise become aware of information that reasonably suggests their devices may have caused or contributed to a death or serious injury as well as a device malfunction that likely would cause or contribute to death or serious injury if the malfunction were to recur. Failure to properly identify reportable events or to file timely reports, as well as failure to address each of the observations to FDA’s satisfaction, can subject a manufacturer to warning letters, recalls, or other sanctions and penalties.
Advertising, marketing and promotional activities for devices are also subject to FDA and US Federal Trade Commission (“FTC”) oversight and must comply with the statutory standards of the FD&C Act and the FDA’s implementing regulations, and the Federal Trade Commission Act and FTC’s implementing regulations. The FDA’s and FTC’s oversight authority review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving electronic media. The FDA also regulates industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context.
Manufacturers of medical devices are permitted to promote products solely for the uses and indications set forth in the approved or cleared product labeling, and all claims must be truthful, non-misleading, and adequately substantiated. In addition, although healthcare providers may use medical devices in an off-label manner in accordance with the practice of medicine, FDA prohibits marketed devices from being marketed for off-label uses and regulates the advertising of certain devices as well. FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including substantial monetary penalties and criminal prosecution, including False Claims Act liability for products covered under the federal health care programs.
Finally, newly discovered or developed safety or effectiveness data may require changes to a marketed product’s labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or FDA’s policies may change, which could delay or prevent regulatory clearance or approval of Pear’s products under development.
Pear has three FDA-authorized products: reSET, reSET-O, and Somryst. Pear’s first product, reSET, obtained a de novo authorization as a Class II device. Pear’s second and third products, reSET-O and Somryst, obtained 510(k) clearance as Class II devices.
Human Capital
The Company believes it has a talented, motivated, and dedicated team, and is committed to supporting the development of all of its team members and to continuously building on its strong culture that operates at the
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 48

intersection of biology and software technology. As of December 31, 2021, we had approximately 300 employees, that includes primarily full-time employees but also part-time employees and interns.
Workplace Practices and Policies
The Company is committed to providing a workplace free of harassment or discrimination based on race, color, religion, sex, sexual orientation, gender identity or expression, pregnancy, age, national origin, disability status, genetic information, protected veteran status, or any other characteristic protected by law. The Company is an equal opportunity employer committed to inclusion and diversity.
In managing our business, we strive to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among our company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. We adhere to our code of business conduct and ethics (the "Code of Business Conduct and Ethics"), which sets forth a commitment to our stakeholders, including our employees, to operate with integrity and mutual respect.
During the COVID-19 pandemic, we have taken and continue to take necessary actions to safeguard the health of our employees. Steps we have taken include enhancing office safety measures, encouraging hygiene practices advised by health authorities, restricting non-essential business travel, requiring proof of COVID-19 vaccinations, including booster shots as applicable, for employees and third-party personnel who wish to visit our offices, and flexibility in remote working for all of our employees, which has continued to evolve due to the resurgence of infections as a result of mutations of the virus. We continue to actively monitor risks related to COVID-19 and proper application of our safety protocol to remain aligned with federal, state, and local laws, regulations and guidelines. We are committed to providing consistent, transparent communication to employees around safe practices, quarantine and testing protocols, vaccine availability, and policies and procedures for safely returning to office work for those employees. We believe our technology platform will continue to support the effectiveness of our employees that choose to work remotely. Our employees and their families are also supported with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health.
Inclusion and Diversity
The Company is committed to actively recruiting from diverse backgrounds, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company. As of December 31, 2021, our board is comprised of three female directors and four male directors, our executive team is comprised of three female officers and four male officers, and our leadership team is comprised of six females and five males.
Compensation, Benefits, Growth, and Development
Pear seeks to attract, develop, and retain talented professionals from the healthcare and tech sectors. We utilize a pay-for-performance compensation structure that involves a combination of salary, bonus (which includes a personal component and a company component, the proportions of which are based on the level of the employee), and stock-based compensation awards. We also have a robust rewards and recognition program. We seek to develop all of our employees, which we refer to as “Pearmates”, with a learning and development program. We strive to stretch our highest potential employees by promoting from within where possible.
Pear has a number of Employee Resource Groups: employee-led, voluntary groups, based around a shared interest or goal, and aligned with the mission and objectives of the company. The following are our current Employee Resource Groups and their missions:
•DEI Committee - to enable a diverse, equitable, and inclusive organization that embraces and leverages our differences and enhances a sense of belonging for all Pearmates;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 49

•Pear Women - to support the women of Pear by providing a safe space to discuss their thoughts and concerns, with an emphasis on career growth;
•Pear Impact Committee - to create empathy by engaging employees to deepen their understanding of the patients we serve with love, care, and compassion;
•Employee Engagement Council - a cross-functional and cross-geographic team empowered to improve the employee experience at Pear; and
•Peargivers - to support employees who have caregiver responsibilities with resources and socioemotional support to enable their maximized contributions to Pear.
Engagement
The Company believes that open and honest communication among Pearmates, managers, and leadership fosters an open, collaborative work environment where everyone can participate, develop and thrive. Pearmates are encouraged to come to their managers with questions, feedback or concerns, and we regularly conduct surveys that gauge employee sentiment in areas like the Company culture, communication, leadership, work environment, well-being, rewards and recognition, compensation and benefits, and career development.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information about issuers, like us, that file electronically with the SEC. We also maintain a website at https://peartherapeutics.com/. We make available, free of charge, on our investor relations website at https://investors.peartherapeutics.com/financial-information/sec-filings, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC. Information contained on our website is not a part of or incorporated by reference into this prospectus and the inclusion of our website and investor relations website addresses in this prospectus is an inactive textual reference only.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 50

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our Class A common stock.

Risks relating to our business and industry include:
• The failure of our prescription digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians would cause our business, financial condition and results of operation to be materially and adversely affected.
• The insurance coverage and reimbursement status of novel products, such as prescription digital therapeutics, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products would substantially impair our ability to generate revenue.
• The market for prescription digital therapeutics is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the US is undergoing significant structural change, which makes it difficult to forecast demand for our products.
•    Our product and product candidates represent novel and innovative solutions, and negative perception of any product or product candidate that we develop could adversely affect our ability to conduct our business, obtain marketing authorizations, or identify regulatory pathways to market for such product candidate.
• Our future depends on the continued contributions of our senior management team and our ability to attract and retain other highly qualified personnel; in particular, Corey McCann, our President and Chief Executive Officer, and Christopher Guiffre, our Chief Financial Officer and Chief Operating Officer, are critical to our future vision and strategic direction.
• A limited number of healthcare insurers have agreed to reimburse purchases of our products, and there is no assurance that additional healthcare insurers will agree to reimburse purchases of our products in the future.
• If we are unable to expand our marketing infrastructure, we may fail to increase the usage of our products and platform to meet our forecasts.
• Our products are made available via the Apple Store and the Google Play Store and supported by third-party infrastructure. If our ability to access those markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it would materially and adversely affect our business.
• We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are authorized to treat. Many of our current and future competitors have or will have significantly more resources.
Risks relating to our financial position include:
• We have a history of significant losses, anticipate increasing expenses in the future, and may not be able to achieve or maintain profitability.
•Our credit agreement with Perceptive restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.
• Due to the resources required for the development of our pipeline, and depending on our ability to access capital, we will have to prioritize the development of certain product candidates over others. We may fail to expend our limited resources on product candidates that may have been more profitable or for which there is a greater likelihood of success, which would cause our business, financial condition and results of operations to be materially and adversely affected.
• We will need substantial additional funding, If we are unable to raise capital when needed or on terms favorable to us, our business, financial condition, and results of operation could be materially and adversely affected.
Risks relating to our intellectual property and technology include:
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 51

• Limitations on our ability to maintain or obtain patent protection and/or the patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing against us.
• We in-license patents and content from third parties to develop our products and product candidates. If we had a dispute or fail to comply with obligations in the agreements with a third-party licensor, we could lose rights that are important to our business, or it could materially and adversely affect our ability to commercialize the product or product candidate affected by the dispute.
Risks relating to our products include:
• Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to maintain clearance, de novo classification or authorization to market our products for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.
Risks relating to our regulatory compliance and legal matters include:
• We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations, including US Food and Drug Administration (“FDA”) regulatory requirements and laws pertaining to fraud and abuse in healthcare, that affect nearly all aspects of our operations. Failure to comply with these laws, rules and regulations, or to obtain and maintain required licenses, could subject Pear to enforcement actions, including substantial civil and criminal penalties, and might require Pear to recall or withdraw a product from the market or cease operations. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
• Security breaches, ransomware attacks and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to significant liability, which would cause our business and reputation to suffer, and we may be unable to maintain and scale the technology underlying our offerings.
• The regulatory framework for digital health products is constantly evolving. Increasingly stringent regulatory requirements could create barriers to our development and introduction of new products. Conversely, in the event that regulatory requirements are lowered, competitors could potentially enter the prescription digital therapeutic market and compete against us more easily. Either of the foregoing could materially harm our business.
• Premarket clearances, authorizations, and approvals for new or significantly modified devices could be denied or significantly delayed.
Risks relating to our financial reporting include:
•As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in the accuracy of our financial reports, which would harm our business and the trading price of our Class A common stock. Our management will be required to evaluate the effectiveness of our internal control over financial reporting.
• Our management has identified certain internal control deficiencies that constitute material weaknesses. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
Risks relating to ownership of our Class A common stock and Warrants:
• The exercise of Warrants for our stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Such dilution will increase if more of our shares are redeemed.
• We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.
• Future resales of the Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 52

Risk Factors
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall US and non-US economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.
This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, Financial Statements, of this Form 10-K.
Risks Related to Our Business and Industry
The failure of our prescription digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians would cause our business, financial condition and results of operation to be materially and adversely affected.
Our current business strategy is highly dependent on our prescription digital therapeutics, or PDTs, achieving and maintaining broad market acceptance by patients and physicians. Market acceptance and adoption of our PDTs depends on educating people with chronic conditions, as well as self-insured employers, commercial and government payors, health plans and physicians and other government entities, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our PDTs as compared to competitive products or other currently available methodologies. If we are not successful in demonstrating to existing or potential patients and prescribers the benefits of our products, or if we are not able to achieve the support of patients, healthcare providers and payors for our products, our sales may decline or we may fail to increase our sales in line with our forecasts.
Achieving and maintaining market acceptance of our products could be negatively impacted by many factors, including:
•the failure of reSET, reSET-O and Somryst to achieve wide acceptance among people with substance use disorder, opioid use disorder and chronic insomnia, self-insured employers, commercial and government payors, health plans, physicians and other government entities, and key opinion leaders in the treatment community;
•lack of additional evidence or peer-reviewed publication of clinical or real world evidence supporting the effectiveness, safety, cost-savings or other advantages of our products over competitive products or other currently available methodologies;
•perceived risks associated with the use of our products or similar products or technologies generally;
•our ability to secure and maintain FDA and other regulatory clearance, authorization or approval for our products;
•the introduction of competitive products and the rate of acceptance of those products as compared to our products; and
•results of clinical, real world and health economics and outcomes research (“HEOR”) studies relating to chronic condition products or similar competitive products.
In addition, our products may be perceived by patients and healthcare providers to be more complicated or less effective than traditional approaches, and people may be unwilling to change their current health regimens.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 53

Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our products until there is sufficient evidence to convince them to alter their current approach.
The insurance coverage and reimbursement status of novel products, such as prescription digital therapeutics, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our products would substantially impair our ability to generate revenue.
In the US, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to the ability of patients to afford treatments and achieve new product acceptance. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of products, and of product candidates that we may identify, will depend substantially on the extent to which the costs to users of such products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability.
There is also significant uncertainty related to, and there may be significant delays in obtaining, the insurance coverage and reimbursement of newly cleared, authorized, or approved products and coverage may be more limited than the purposes for which the device is cleared, authorized, or approved by the FDA or comparable foreign regulatory authorities. In the US, the principal decisions about reimbursement for new medicines or medical devices are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the US. Department of Health and Human Services (“HHS”). FDA clearance or authorization provides no assurance of coverage or reimbursement by any payor. CMS decides whether and to what extent a new medicine or medical device will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree.
Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•supported by robust clinical data from well-controlled clinical research;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
Each payor determines whether or not it will provide coverage for a treatment, what amount it will pay the manufacturer for the treatment and on what tier of its formulary the treatment will be placed. The position of a treatment on a payor’s list of covered drugs, biological products, and medical devices, or formulary, generally determines the co-payment that a patient will need to make to obtain the treatment and can strongly influence the adoption of such treatment by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 54

the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.
Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, marketing, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting prices and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the US.
Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drugs or devices. We cannot be sure that coverage and reimbursement will be available for all products that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize our products.
In addition, in some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing medical product pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal products or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals or medical devices will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the US and generally prices tend to be significantly lower. While we are not currently marketing or selling our products in any country other than the US, including the European Union or any of its Member States, in the event that we choose to do so in the future, we will need to comply with such requirements.
The market for prescription digital therapeutics is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the US is undergoing significant structural change, which makes it difficult to forecast demand for our products.
The market for our PDTs is new and rapidly evolving, and it is uncertain whether it will achieve and sustain high levels of demand and market adoption. Our future financial performance will depend on growth in this market and on our ability to adapt to emerging demands of our customers. It is difficult to predict the future growth rate and size of our target market. The healthcare industry in the US is undergoing significant structural change and is rapidly evolving. We believe demand for our products has been driven in large part by rapidly growing costs in the traditional healthcare system, the movement toward patient-centricity and personalized healthcare, and advances in technology. Widespread acceptance of personalized healthcare is critical to our future growth and success. A reduction in the growth of personalized healthcare could reduce the demand for our PDTs and result in a lower revenue growth rate or decreased revenue.
If our assumptions regarding these uncertainties are incorrect or change in reaction to changes in our markets, or if we do not manage or address these risks successfully, our results of operations could differ materially from our expectations, and our business could suffer.
Our product and product candidates represent novel and innovative potential therapeutic areas, and negative perception of any product or product candidate that we develop could adversely affect our ability to conduct our
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 55

business, obtain marketing authorizations or identify alternate regulatory pathways to market for such product candidate.
Our product and product candidates are considered relatively new and novel therapeutic approaches. Our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Access will also depend on consumer acceptance and adoption of products that are commercialized. In addition, responses by the US, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.
Negative publicity concerning our products or the PDT market as a whole could limit market acceptance of our products. If patients and healthcare providers have a negative perception of PDTs, then a market for our products may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare providers to prescribe our products, the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations and our ability to demonstrate the value of our products to existing and potential patients and prescribers. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of PDTs.
Our future depends on the continued contributions of our senior management team and our ability to attract and retain other highly qualified personnel; in particular, Corey McCann, our President and Chief Executive Officer, and Christopher Guiffre, our Chief Financial Officer and Chief Operating Officer, are critical to our future vision and strategic direction.
Our success depends in large part on our ability to attract and retain high-quality management in sales, market access, product development, software engineering, marketing, operations, finance and support functions, especially in the Boston area and the San Francisco Bay area. We compete for qualified technical personnel with other life sciences and information technology companies. Competition for qualified employees is intense in our industry, particularly for software engineers, and the loss of even a few qualified employees, or an inability to attract, train, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. The loss of one or more of our key employees, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business.
As we continue to grow, we may be unable to continue to attract or retain the personnel we need to maintain our competitive position. To attract, train and retain key personnel, we use various measures, including competitive compensation and benefit packages (including an equity incentive program), which may require significant investment. These measures may not be enough to attract and retain the personnel we require to operate our business effectively and efficiently.
Moreover, if the perceived value of our equity awards declines, it may materially and adversely affect our ability to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that materially and adversely affect our ability to support our programs and operations.
Many of our employees may receive proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.
In addition, our future also depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. In particular, Corey McCann, our President and Chief Executive Officer, and Christopher Guiffre, our Chief Financial Officer and Chief Operating Officer, are critical to our future vision and strategic direction. We rely on our executive team in the areas of operations, research and development, commercial, and general and administrative functions. Although we have entered into employment
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 56

agreements or offer letters with our key employees, these agreements have no specific duration and constitute at-will employment, and we do not maintain key person life insurance for some of our key employees.
In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, results of operations and financial condition could be harmed.
A limited number of healthcare insurers have agreed to reimburse purchases of our products, and there is no assurance that additional healthcare insurers will agree to reimburse purchases of our products in the future.
To date, a limited number of healthcare insurers have agreed to reimburse purchases of reSET, reSET-O, and Somryst. We depend upon revenue from sales of reSET, reSET-O, and Somryst, and in turn on reimbursement from third-party payors for such products. The amount that we receive in payment for our products may be materially and adversely affected by factors we do not control, including federal or state regulatory or legislative changes, and cost-containment decisions and changes in reimbursement schedules of third-party payors. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.
Additionally, the reimbursement process is complex and can involve lengthy delays. Also, third-party payors may reject, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, that services provided were not medically necessary, that additional supporting documentation is necessary, or for other reasons. Retroactive adjustments by third-party payors may be difficult or cost-prohibitive to appeal, and such changes could materially reduce the actual amount we receive. Delays and uncertainties in the reimbursement process may be out of our control and may materially and adversely affect our business, prospects, results of operations and financial condition.
If we are unable to expand our marketing infrastructure, we may fail to increase the usage of our products and platform to meet our forecasts.
Following the termination of our commercialization agreement with Sandoz Inc. we became solely responsible for the marketing expenses relating to reSET and reSET-O in October 2019. As a result, we have only limited experience marketing our products and engaging customers at our current scale. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our products and platform in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.
If we are unable to expand our marketing capabilities, we may not be able to effectively expand the scope of our ability to attract new customers. Relatedly, if any of our advertising platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.
Failure to adequately expand our direct sales force may impede our growth.
We believe that our future growth will depend in part on the continued development of our direct sales force and its ability to obtain new customers and to manage our existing customers. Identifying and recruiting qualified personnel and training and managing a geographically dispersed sales team requires significant time, expense, and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop, and retain sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer, and our growth will be impeded.

Our products are made available via the Apple App Store and the Google Play Store and supported by third-party infrastructure. If our ability to access those markets or access necessary third-party infrastructure was stopped or otherwise restricted or limited, it would materially and adversely affect our business.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 57

Our PDTs are exclusively accessed through and depend on the Apple App Store and the Google Play Store. Both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our PDTs and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our products through their stores, our ability to update our products, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our products and our ability to access native functionality or other aspects of mobile devices. To the extent either or both of them do so, our business, financial condition and results of operations would be materially and adversely affected.
There is no guarantee that the third-party infrastructure that currently support our PDTs will continue to support them or, if it does not, that other alternatives will be available. We will continue to be dependent on third-party mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, technical or regulatory issues in such systems, our current relationships with carriers or future relationships with mobile manufacturers, or in their terms of service or policies that degrade our PDTs’ functionality, reduce or eliminate our ability to distribute our PDTs, limit our ability to deliver high quality PDTs, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and revenue.
We rely upon third party providers of cloud-based infrastructure to host our platform. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our platform’s technological infrastructure is implemented using third-party hosting services, such as Amazon Web Services. We have no control over any of these third parties, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays, or deterioration in their performance. We need to be able to access our computational platform at any time, without interruption or degradation of performance. Our hosted platform depends on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining our configuration, architecture, features, and interconnection specifications, as well as protecting the information stored in these virtual data centers, which is transmitted by third-party Internet service providers. We have experienced, and expect that in the future we may again experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, hosting disruptions and capacity constraints. Any limitation on the capacity of our third-party hosting services could adversely affect our business, financial condition, and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure, which may be caused by cyber-attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other disruptive events beyond our control, could negatively affect our cloud-based solutions. A prolonged service disruption affecting our cloud-based solutions could damage our reputation or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.
In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of Internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our hosted software solutions for deployment on a different cloud infrastructure service provider, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
We rely on a limited number of third party digital pharmacies for the fulfillment of prescriptions. This reliance on increases the risk that we could have a disruption in the fulfillment of prescriptions, which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
We do not currently own or operate any pharmacy, nor are we licensed to perform pharmacy fulfillment services. We rely, and expect to continue to rely, on a limited number of third parties for the fulfillment of prescriptions.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 58

This reliance increases the risk that we could have a disruption in the fulfillment of prescriptions which could delay, prevent or impair the distribution and sale of our products.
Pharmacies are subject to state and federal laws and regulations. We do not control the standards and processes of, and will be completely dependent on, our digital pharmacies for compliance with federal and state law and regulations. If our digital pharmacies fail to maintain regulatory compliance, we may need to find alternative pharmacies with the capability to fulfill prescriptions for PDTs. In addition, we have no control over the ability of our digital pharmacies to maintain adequate quality control, quality assurance, and qualified personnel. If a regulatory authority finds deficiencies with or withdraws required pharmacy licenses in the future, we may need to find alternative pharmacies with the capability to fulfill prescriptions for PDTs, which would significantly impact our ability to fulfill, distribute, and sell our products. We may be unable to establish any agreements with other digital pharmacies or to do so on acceptable terms. Even if we are able to establish agreements with other digital pharmacies, reliance on a limited number of digital pharmacies entails additional risks, including:
•the possible breach of the services agreement by the third party; and
•the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
There are a limited number of digital pharmacies that have the capability to distribute PDTs and that might be capable of fulfilling prescriptions for our products.
If our current digital pharmacies cannot perform as agreed, we may be required to replace such digital pharmacies. We may incur added costs and delays in identifying and qualifying any such replacements. If the agreement with any of our third party pharmacies is terminated, if any third party pharmacy is unable to perform in accordance with the terms of the agreement, or if the services of any third party pharmacy is terminated for any reason, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.
Our current and anticipated future dependence upon others for the fulfillment of prescriptions for our product candidates or products may adversely affect our future profit margins and our ability to distribute any products on a timely and competitive basis.
We face competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are authorized to treat. Many of our current and future competitors have or will have significantly more resources.
Our ability to achieve our strategic objectives will depend, among other things, on our ability to develop and commercialize products for the treatment of chronic conditions that are effective and safe, offer distinct features, are easy-to-use, provide measurable and meaningful cost savings to payors, and are more appealing than available alternatives. Our competitors, as well as a number of other companies, within and outside the healthcare industry, are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapies for the monitoring and treatment of chronic conditions. Any technological breakthroughs in monitoring, treatment or prevention could reduce the potential market for our products, which would significantly reduce our sales.
The introduction by competitors of products that are or claim to be superior to our products may create market confusion, which may make it difficult for potential customers to differentiate the benefits of our products over competitive products. In addition, the entry of new PDTs to the market which treat the same or similar chronic conditions to our products may lead some of our competitors to employ pricing strategies that could materially and adversely affect the pricing of our products. If a competitor develops a product that competes with or is perceived to be superior to our products, or if a competitor employs strategies that place downward pressure on pricing within our industry, our sales may decline significantly or may not increase in line with our forecasts, either of which would materially and adversely affect our business, financial condition and results of operations.
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of companies. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 59

solutions for specific chronic conditions. We compete with pharmaceutical and biotechnology companies that are developing treatments for addiction and insomnia, including Alkermes and their product Vivitrol, Orexo and their product Zubsolv, Sandoz and their product Suboxone, Braeburn and their product Brixadi, Pfizer and their product Halcion, Merck and their product Belsomra, Sunovion and their product Lunesta and Sanofi and their product Ambien. In the digital health space we compete with companies that have created non-regulated products to treat addiction and insomnia such as Dynamicare, CBT4CBT and Orexo and their product Modia, and Big Health and their product Sleepio, Pzizz, Headspace, and Calm. These companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. Competition from wellness apps, which are not authorized by the FDA but may attract consumers for other reasons, and from other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.
Our ability to compete effectively depends on our ability to distinguish our company and our solution from our competitors and their products, and includes factors such as:
•FDA authorization;
•effectiveness and safety;
•robust and well-controlled clinical research;
•long-term outcomes;
•ease of use and convenience;
•price;
•greater name and brand recognition;
•information security standards;
•greater market penetration;
•larger sales forces;
•larger marketing budgets;
•access to significantly greater financial, human, technical and other resources;
•breadth, depth, and effectiveness of offerings;
•FDA compliance, quality, and reliability of solutions; and
•healthcare provider, government agency and insurance carrier acceptance.
Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, or significantly greater resources than we do and may be able to offer solutions competitive with ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if our products are more effective than those of our competitors, current or potential customers may accept competitive products in lieu of purchasing our products. If
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 60

we are unable to successfully compete, our business, financial condition, and results of operations could be materially and adversely affected.
Any failure to offer high-quality patient support may adversely affect our relationships with our existing and prospective patients, and in turn our business, results of operations and financial condition.
In implementing and using our products, our patients will depend on our patient support to resolve issues in a timely manner. We may be unable to respond quickly enough to accommodate short-term increases in demand for patient support. Increased patient demand for support could increase costs and adversely affect our results of operations and financial condition. Any failure to maintain high-quality patient support, or a market perception that we do not maintain high-quality patient support, could adversely affect patient satisfaction or the willingness of physicians to prescribe our products, and in turn our business, results of operations, and financial condition.
Acquisitions and strategic alliances could distract management and expose us to financial, execution and operational risks that could have a detrimental effect on our business.
We intend to continue to pursue acquisitions or licenses of technology to, among other things, expand the number of products we provide as well as the features within those products. We cannot guarantee that we will identify suitable candidates for acquisition or licensing, that the transactions will be completed on acceptable terms, or that we will be able to integrate newly acquired or licensed technology into our existing business. The acquisition and integration of another technology would divert management attention from other business activities, including our core business. This diversion, together with other difficulties we may incur in integrating newly acquired or licensed technology, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance such transactions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock (or securities exchangeable therefore) could dilute the interests of our stockholders.
We have experienced rapid growth since inception which may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
Since launching reSET in 2019, we have experienced rapid growth and we continue to rapidly and significantly expand our operations. For example, our full-time employee headcount has grown from 9 employees as of December 31, 2018 to 299 employees as of December 31, 2021. This expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.
The growth and expansion of our business creates significant challenges for our management, operational, and financial resources. In the event of continued growth of our operations or in the number of our third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. To effectively manage our growth, we must continue to improve our operational, financial, and management processes and systems and to effectively expand, train, and manage our employee base. As our organization continues to grow and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the benefits of our corporate culture, including our ability to quickly develop and launch new and innovative products. This could negatively affect our business performance.
We continue to experience growth in our headcount and operations, which will continue to place significant demands on our management and our operational and financial infrastructure. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and we must maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. In addition, fluctuations in the price of our common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. We face significant competition for talent from other healthcare, technology and high-growth companies, which include both large enterprises and privately-
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 61

held companies. We may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs and successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business, results of operations and financial condition could be materially and adversely affected.
If we cannot maintain our corporate culture, we could lose the innovation, collaboration and focus on the mission that contribute to our business.
We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve both in the US and internationally, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Moreover, liquidity available to our employee equityholders could lead to disparities of wealth among our employees, which could adversely impact relations among employees and our culture in general. Our anticipated headcount growth and our status as a public company may result in a change to our corporate culture, which could harm our business.
The COVID-19 pandemic has had and continues to have an adverse impact on our business, operations, and the markets and communities in which we operate.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could decrease healthcare industry spending for our products, adversely affect demand for our products, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, and harm our business, results of operations, and financial condition.
Further, the sales cycle for a new customer of our products could lengthen, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue and expect to face difficulty accurately predicting our internal financial forecasts. The pandemic also resulted in a shift in our workforce to a hybrid model in which employees in one of our three offices are working both remotely and onsite, and we anticipate we will continue to use this model going forward, which can increase the risk of a cybersecurity incident. In addition, our workforce has deep domain knowledge across a range of healthcare, technology, and general business, which was partially achieved by having certain of our employees working remotely across the US, which also increases the risk of a cyber security incident. Further, we continue to shift to assist new and existing customers who may also be working remotely or under hybrid models. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations, or financial condition at this time.
Changes in funding or disruption at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, reviewed or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and grant marketing authorization for new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at FDA have fluctuated in recent years as a result.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 62

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies, may also slow the time necessary for new digital therapeutics to be reviewed and/or granted marketing authorization by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the US government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities.
If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Risks Related to Our Financial Position
We have a history of significant losses, anticipate increasing expenses in the future, and may not be able to achieve or maintain profitability.
We have incurred significant net losses since our inception. We incurred net losses of $65.1 million and $97.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $248.0 million. We expect to incur significant losses and negative cash flow from operations for the foreseeable future as we incur significant expenses in research and development, including developing our pipeline of product candidates, working to achieve and maintain market acceptance by physicians and patients, and incur significant sales and marketing costs, including expanding our marketing channels and operations as we grow our US commercial sales force and expand our marketing efforts to increase adoption of our FDA approved products as well as growing and enhancing our platform offering of products. Further, we will be making the necessary investments in our human capital to scale our business. Based on our recurring losses and expectations to incur significant expenses and negative cash flow for the foreseeable future, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2021 and December 31, 2020 expressing substantial doubt about our ability to continue as a going concern.
Further, we will incur significant costs to conduct planned clinical trials and future clinical trials. These clinical trials may be more costly than we expect, and if we do not achieve the benefits anticipated from these clinical trials, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. We also expect our operating costs to increase as a result of becoming a public company and will continue to increase as we grow our business. These efforts may prove more expensive than we currently anticipate, and our expenses may exceed revenues for the foreseeable future and we may not achieve profitability.
To date, we have financed our operations principally from the closing of the Business Combination with THMA, the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, and proceeds from borrowings under a credit facility. Historically the revenue from product sales and collaboration agreements have not covered the full cost of our operations. Our cash flow from operations was negative for the years ended December 30, 2021 and 2020. We may not generate positive cash flow from operations or achieve profitability for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our current business and future prospects. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Given our limited operating history, our ability to achieve revenues sufficient to cover our operating costs may not be achieved. If we are not able to scale and grow the business to achieve significant product sales, it would materially and adversely affect our business, financial condition, and results of operations. Our failure to achieve or maintain profitability would negatively impact the value of our common stock.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 63

Our credit agreement with Perceptive restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our credit agreement with Perceptive is collateralized by substantially all of our assets, including our intellectual property, and imposes significant operating and financial restrictions and limit our ability and our other restricted subsidiaries’ ability to, among other things:

•incur additional indebtedness for borrowed money and guarantee indebtedness;
•pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;
•make loans, guarantees, investments and acquisitions;
•sell or otherwise dispose of assets;
•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends;
•consolidate, merge or incur a change of control; and
•incur a material adverse change in our business condition (financial or otherwise), operations, performance or property.
As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our senior secured credit facility requires us to comply with a minimum consolidated revenue covenant (measured on a trailing twelve-month basis) and maintain a minimum aggregate cash balance of $5.0 million in one or more accounts pledged to our lenders. The operating and financial restrictions and covenants in the Perceptive Credit Facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. For example, in the past we have received waivers with respect to certain financial covenants in our credit agreement. In addition, on March 25, 2022, we amended the Perceptive Credit Facility to adjust certain covenants under the agreement. The amendment included reducing the required minimum trailing 12-month revenue for the fiscal quarter ending March 31, 2022 through the fiscal quarter ending March 31, 2025. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our failure to comply with the restrictive covenants described above could result in an event of default under the credit agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the credit agreement. In the case of a continuing event of default under the credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the credit agreement, or otherwise exercise the rights of a secured creditor. If we are forced to refinance these borrowings on less favorable terms, our business, results of operations and financial condition could be adversely affected. See Note 7 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our Perceptive Credit Facility.
Due to the resources required for the development of our pipeline, and depending on our ability to access capital, we will have to prioritize the development of certain product candidates over others. We may fail to expend our limited resources on product candidates that may have been more profitable or for which there is a
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 64

greater likelihood of success, which would cause our business, financial condition, and results of operations to be materially and adversely affected.
We currently have three FDA-authorized or cleared products, reSET, reSET-O, and Somryst, as well as several other product candidates that are at various stages of development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our more advanced clinical-stage product candidates and ensuring the development of new product candidates.
Due to the significant resources required for the development of our product candidates, we must decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial products and may divert resources away from better opportunities or cause us to relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misreads trends in the healthcare industry, our business, financial condition, and results of operations would be materially and adversely affected.
Furthermore, there can be no assurances of our successful commercialization of other products in our development pipeline. In addition, there can be no assurances that we will be able to raise additional funds in a timely manner, on acceptable terms, if needed to support commercial operations resulting in a material detrimental effect on our ability to become profitable and accordingly be a material factor to the detriment of our ability to continue as a going concern as well as having a material adverse effect on our business, results of operations, financial condition, and cash flow and ability to operate in the future.
We will need substantial additional funding, and If we are unable to raise capital when needed or on terms favorable to us, our business, financial condition, and results of operation could be materially and adversely affected.
We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, direct market our products, and make investments in our human capital in order to grow our business. We expect to continue to spend substantial amounts to continue the development of our pipeline of product candidates, to complete our currently planned clinical trials and future clinical trials, to achieve and maintain market acceptance by physicians and patients, expand our marketing channels and operations, grow our US commercial sales force, grow and enhance our platform offering of products, and make the necessary investments in human capital to scale our business. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing clearance, authorization, or approval for additional product candidates, we will require significant additional amounts of funding in order to launch and commercialize such additional product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and may need substantial additional funding in the future to complete the development and commercialization of our existing and any future product candidates. Our future need for additional funding depends on many factors, including:
•the scope, progress, results, and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
•the timing of, and the costs involved in, obtaining marketing clearance, authorization, or approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;
•the number of future product candidates that we may pursue and their development requirements;
•the costs of commercialization activities for our product candidates, including the costs and timing of establishing product sales, marketing, and distribution capabilities;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 65

•revenue received from commercial sales of our current products and, subject to receipt of regulatory clearance, authorization, or approval, revenue, if any, received from commercial sales of our product candidates;
•the extent to which our in-licenses or acquires rights to other products, product candidates, or technologies;
•our investment in our human capital required to grow the business and the associated costs as we expand our research and development, and establish a commercial infrastructure;
•the costs of preparing, filing, and prosecuting patent applications, maintaining, and protecting our intellectual property rights, including enforcing and defending intellectual property-related claims; and
•the costs of operating as a public company.
We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, reduce, or terminate our product development programs or plans for commercialization. Further, if we raise additional capital in the form of capital stock (or securities exchangeable therefore), such issuances could dilute the interests of our stockholders.
As of December 31, 2021, we had cash and cash equivalents totaling $169.6 million and there is substantial doubt about our ability to continue as a growing concern. We do not currently have any commitments for future funding or additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our products or future product candidates or other research and development initiatives or commercial activities. We may need to seek collaborators for our products and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our products and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.
Our estimates may prove to be wrong, and we could use our available capital resources sooner than expected. Further, changing circumstances, some of which are beyond our control, could cause us to consume capital significantly faster than anticipated, and we may need to seek additional funds sooner than planned. If adequate funds are not available on acceptable terms, we may not be able to successfully execute our business plan or continue our business.
The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners or as a result of COVID-19;
•our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts, including as a result of COVID-19;
•our ability to obtain marketing authorization for our product candidates and the timing and scope of any such marketing authorizations we may receive;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 66

•the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;
•our ability to attract, hire and retain qualified personnel;
•expenditures that we will or may incur to develop additional product candidates;
•the level of demand for our products and product candidates, should such product candidates receive marketing authorizations, which may vary significantly;
•the risk/benefit profile, cost and reimbursement policies with respect to our products and product candidates, if granted marketing authorization, and existing and potential future therapeutics that compete with our product candidates;
•the changing and volatile US and global economic environments; and
•future accounting pronouncements or changes in our accounting policies.
The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results or revenue fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.
Risks Related to Our Intellectual Property and Technology
Limitations on our ability to maintain or obtain patent protection and/or the patent rights relating to our products and product candidates may limit our ability to prevent third parties from competing against us.
Our success depends, in part, on our ability to obtain and maintain patent protection (including utility patents and design patents) for our products and product features, including back-end architecture and graphical user interfaces. Our success further depends on our ability to obtain copyright registrations for our products’ source code; to obtain and maintain trademark protection for our product names and other key marks; to preserve our trade secrets and know-how; and to operate without infringing the intellectual property rights of others.
We cannot assure investors that we will continue to innovate and file new patent applications, or that if filed any future patent applications will result in granted patents. We cannot assure you that any of our currently pending patent applications will result in issued patents, that any current or future patents will not be challenged, invalidated or circumvented, that the scope of any of our patents will exclude competitors, or that the patent rights granted to us will provide us any competitive advantage or protect our products. The patent position of PDT companies, including ours, is generally uncertain and involves complex legal and factual considerations and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future products are covered by valid and enforceable patents and/or copyrights or are effectively maintained as trade secrets.
Any patents we have obtained or do obtain may be challenged in the US Patent and Trademark Office (“USPTO”) or in federal courts, and may be invalidated or otherwise found unenforceable. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. If we (either alone or with a patent licensor or co-owner, as the case may require) were to initiate legal proceedings against a third party to enforce a patent related to one of our products, the defendant in such litigation could counterclaim that our (or our licensors’) patent is invalid and/or unenforceable. In patent litigation in the US, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the USPTO. Grounds for a validity challenge could be an alleged failure
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 67

to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution, or otherwise committed fraud on the USPTO. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we (or a patent licensor or co-owner) and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the USPTO. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.
The standards that the USPTO (and foreign equivalents) use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in utility patents. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims that will be allowed in any patents issued to us (or to a patent licensor) or to others.
There can be no assurance that our technology will not be found in the future to infringe upon the rights of others or be infringed upon by others. Moreover, patent applications are in some cases maintained in secrecy until patents are issued. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date(s) on which the underlying discoveries were made and patent applications were filed. Because patents can take many years to issue, there may be currently pending applications of which we are unaware that may later result in issued patents that our products or product candidates infringe. For example, pending applications may exist that provide support or can be amended to provide support for a claim that results in an issued patent that our products infringe. In such a case, others may assert infringement claims against us, and should we be found to infringe upon their patents or otherwise impermissibly utilize their intellectual property, we might be subject to injunctive relief and/or forced to pay damages, potentially including treble damages, if we are found to have willfully infringed such parties’ patent rights. In addition to any damages we might have to pay, we may be required to obtain licenses from the holders of this intellectual property. We may fail to obtain any of these licenses of intellectual property rights on commercially reasonable terms (and even if we are able to obtain a license, it may be non-exclusive, in which case our competitors would potentially have access to the same technologies licensed to us as non-exclusive licensees). In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products or product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Conversely, we may not always be able to successfully pursue our claims against others that infringe intellectual property rights in our technology. Thus, the proprietary nature of our technology or technology licensed by us may not provide adequate protection against competitors.
In addition to patents, we rely on copyrights to protect our products’ source code. We also rely on trademarks and trade names to differentiate our products from those of others and to protect the recognition of our company and products in the marketplace. We also rely on trade secrets, know-how, and proprietary knowledge that we seek to protect, in part, through confidentiality agreements with employees, consultants and others. We cannot assure you, however, that our proprietary information will not be shared or accessed without authorization, that our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 68

Changes to the patent law in the US and other jurisdictions could diminish the value of patents in general and may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our product candidates.
As is the case with other digital therapeutic companies, our success is dependent on intellectual property, particularly patents and trade secrets. Obtaining and enforcing patents in the digital therapeutic industry involve both technological and legal complexity and are therefore costly, time consuming, and inherently uncertain. Our patent rights, their associated costs, and the enforcement or defense of such patent rights may be affected by developments or uncertainty in the patent statute, patent case law or USPTO rules and regulations. Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents.
For example the US Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the US and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce rights in our proprietary technology. Depending on future actions by the US Congress, the US courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that we may obtain in the future.
In addition, it is uncertain whether the World Trade Organization (the “WTO”) will waive certain intellectual property protections now or in the future on certain technologies. It is unknown if such a waiver would be limited to patents or would include other forms of intellectual property including trade secrets and confidential know-how. We cannot be certain that any of our current or future product candidates or technologies would not be subject to an intellectual property waiver by the WTO. We also cannot be certain that any of our current or future intellectual property rights would be eliminated, narrowed, or weakened by such a waiver. Given the uncertain future actions by the WTO and other countries and jurisdictions around the world, including the US, it is unpredictable how our current or future intellectual property rights or how our current or future business would be impacted.
If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with the public. In addition, third parties have filed, and may in the future file, for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering such trademarks and/or in developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our services. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish or protect our trademarks and trade names, or if we are unable to build name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could harm our competitive position, business, financial condition, results of operations and prospects.

Accusations of infringement of third-party intellectual property rights could materially and adversely affect our business.
There has been substantial litigation in the areas in which we operate regarding intellectual property rights, and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify third parties for expenses and liability resulting from claimed intellectual property infringement. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 69

infringement and we may choose, or be required, to assume the defense and/or reimburse third parties for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.
We may in the future receive notices of allegations of infringement, misappropriation or misuse of other parties’ proprietary rights. Furthermore, regardless of their merits, accusations and litigation of this nature may require significant time and expense to defend, may negatively affect customer relationships, may divert management’s attention away from other aspects of our operations and, upon resolution, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Certain technology necessary for us to provide our solutions may, in fact, be patented by other parties either now or in the future. If such technology were validly patented by a third party, we may have to negotiate a license for the use of that technology. We may not be able to negotiate such a license at a price that is acceptable to us or at all. The existence of such a patent, or our inability to negotiate a license for any such technology on acceptable terms, could force us to cease using the technology and cease offering products incorporating the technology, which could materially and adversely affect our business and results of operations.
If we, or any of our products, were found to be infringing on the intellectual property rights of any third party, we could be subject to liability for such infringement, which could be material. We could also be prohibited from using or selling certain products, prohibited from using certain processes, or required to redesign certain products, each of which could have a material adverse effect on our business and results of operations.
These and other outcomes may: result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers; cause us to pay license fees for intellectual property we are deemed to have infringed; cause us to incur costs and devote valuable technical resources to redesigning our products; cause our cost of product revenues to increase; cause us to accelerate expenditures to preserve existing revenues; materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill; cause us to change our business methods or products; and require us to cease certain business operations or offering certain products or features.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to patent protection, we rely heavily upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable. It is our policy to require our employees and consultants to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived or completed by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may, for example, not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 70

others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were to be independently developed by a competitor, our competitive position could be harmed. In addition, courts outside the US may be less willing to protect trade secrets. Thus, we may not be able to meaningfully protect our trade secrets outside the US.
If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.
Third parties may assert that our employees, consultants, collaborators or partners have wrongfully used or disclosed confidential information or misappropriated trade secrets.
As is common in the digital health, technology, or pharmaceutical industries, we employ individuals who were previously employed at universities or other digital health, technology, or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees or consultants have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. This risk is similarly applicable with respect to claims by third parties against any current or future licensors.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world is expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the US. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the US where we have issued patents, or from selling or importing products made using our inventions in other jurisdictions. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we do not have patent protection or where we have patent protection but where enforcement is not as strong as that in the US. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competition.
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property rights, particularly those relating to digital health, pharmaceutical and biopharmaceutical products, which could make it difficult for us, our licensors, or our licensees to stop the infringement of our patents or marketing of competing products against third parties in violation of our proprietary rights generally. The initiation of proceedings for infringement by third parties or by third parties to challenge the scope or validity of our patent rights in foreign jurisdictions could also result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and any related patent applications at risk of not issuing, and could provoke third parties to assert claims against us, our licensors, or our licensees. We may not prevail in any lawsuits that we initiate or that are initiated against us, and the damages or other remedies awarded in lawsuits that we initiate, if any, may not be commercially meaningful.
Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 71

grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
We are party to and may, in the future, enter into collaborations, in-licensing arrangements, joint ventures, or strategic alliances with third parties that may not result in the development of commercially viable products or the generation of significant or any future revenues.
In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, or strategic alliances to develop new PDTs and to pursue new markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, and strategic alliances may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.
Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.
We in-license patents and content from third parties to develop our products and product candidates. If we had a dispute or fail to comply with obligations in the agreements with a third-party licensor, we could lose rights that are important to our business, or it could materially and adversely affect our ability to commercialize the product or product candidate affected by the dispute.
We license certain intellectual property that is important to our business, and in the future we may enter into additional agreements that provide us with licenses to valuable intellectual property or technology. Some of our current license agreements impose various development, diligence, commercialization or sublicensing, and other obligations, including payments in connection with the achievement of specified milestones, on us in order to maintain the licenses. In spite of our efforts, a current or future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek marketing authorization of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our business, prospects, results of operations and financial condition.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 72

Licensing intellectual property involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•amount of royalty payments under the license agreement;
•whether and to what extent our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patent and other rights to collaborators and other third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our products, and what activities satisfy those diligence obligations; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our collaborators.
If disputes over licensed intellectual property prevent or impair our ability to maintain the licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product, or the dispute may have an adverse effect on our results of operation.
The agreements under which we may license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, prospects, results of operations and financial condition. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, prospects, results of operations and financial condition.
We or our licensors may be subject to claims challenging the inventorship or ownership of the patents and other intellectual property that we own or license now or in the future.
We or our licensors may be subject to claims that former employees, consultants, or other third parties have an ownership interest in the patents and intellectual property that we own or in-license or that we may own or in-license in the future. While it is our policy to require our employees and consultants who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own or such assignments may not be self-executing or may be breached. Our licensors may face similar obstacles. We or our licensors could be subject to ownership disputes arising, for example, from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against any claims challenging inventorship or ownership. If we or our licensors fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.
Our products utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could negatively affect our business.
We have chosen, and we may choose in the future, to use open source software in our products. We use various software composition tools, including Veracode and Snyk, which are designed to monitor risks related to licenses and vulnerabilities related to open-source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 73

works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.
Although we intend to monitor any use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by US courts, and there is a risk that any such licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, there is no assurance that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could materially and adversely affect our business, operating results and financial condition.
Risks Relating to Our Products
Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to maintain clearance, de novo classification or authorization to market our product candidates for expanded indications, or if we are delayed in obtaining such marketing authorizations, our business, prospects, results of operations and financial condition could be materially and adversely affected.
The process of seeking FDA marketing authorization is expensive and time consuming. There can be no assurance that marketing authorization will be granted. If we are not successful in obtaining timely clearance, de novo classification or approval of our product candidates, we may never be able to generate significant revenue and may be forced to cease operations. The FDA can delay, limit or deny for many reasons, including:
•We may not be able to demonstrate to the FDA’s satisfaction that our product candidates meet the applicable regulatory standards for clearance, de novo classification, or authorization, as applicable;
•The FDA may disagree that our clinical data supports the label and use that we are seeking; and
•The FDA may disagree that the data from our preclinical or pilot studies and clinical trials is sufficient to support marketing authorization.
Obtaining marketing authorization from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional nonclinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our applications. In addition, if granted marketing authorization, we will be required to obtain additional FDA authorizations or clearances prior to making certain modifications to our devices. Further, FDA may impose other restrictions on our marketing authorizations, or we may lose marketing authorization, if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary marketing authorizations to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if granted marketing authorization, our products may not receive marketing authorization for the indications that are necessary or desirable for successful commercialization or profitability. This could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our products may cause undesirable side effects or have other properties that could limit their commercial potential.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 74

If we or others identify undesirable side effects directly or indirectly caused by our products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw clearance, authorization, or approvals of such product;
•regulatory authorities may require additional warnings on the product’s label;
•we may be required to issue safety communications to patients or healthcare providers that outline the risks of such side effects;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product or product candidate and, as a result of negative impacts to our reputation, our other products or product candidates and could significantly harm our business, results of operations and prospects.
If we are unable to develop and release new products, or successful enhancements, new features and modifications to our existing products, our business, financial condition and results of operations could be materially and adversely affected.
We expect that the PDT market, as with many technology markets, will be characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. As an initial matter, a significant portion of our market may not have access to smartphones or other technology necessary to utilize our PDTs. In addition, the introduction of products and services embodying new technologies could quickly make existing products and services obsolete and unmarketable. Additionally, changes in laws and regulations could impact the usefulness of our products and could necessitate changes or modifications to our products to accommodate such changes. We invest substantial resources in researching and developing new products and enhancing our existing products by incorporating additional features, improving functionality, and adding other improvements to meet our patients’ evolving needs. The success of any enhancements or improvements to our products or any new products depends on several factors, including regulatory review timelines, timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our products and third-party collaborators’ technologies and overall market acceptance. We may not succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our products or any new products that respond to continued changes in market demands or new customer requirements, and any enhancements or improvements to our products or any new products may not achieve market acceptance. Since developing our products is complex, the timetable for the release of new products and enhancements to existing products is difficult to predict, and we may not offer new products and updates as rapidly as our users require or expect. Any new products that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate significant or any revenue.
The introduction of new products and products by competitors, the development of entirely new technologies to replace existing offerings or shifts in healthcare benefits trends could make our products obsolete or materially and adversely affect our business, financial condition and results of operations. We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new products, enhancements, additional features or capabilities. If patients and healthcare providers do not widely adopt our products, we may not be able to realize a return on our investment. If we do not accurately anticipate patient demand or we are unable to develop, license or acquire new features and capabilities on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, it could result in adverse publicity, loss of revenue or market acceptance or claims by patients or healthcare providers brought against us, each of which could have a material and adverse effect on our reputation, business, results of operations and financial condition.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 75

Clinical trials of any of our products or product candidates may fail to produce results necessary to support regulatory clearance or authorization.
We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial gains. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, institutional review boards (“IRBs”) or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks. Our clinical trials may produce negative or inconclusive results or may demonstrate a lack of effect of our product candidates. Additionally, the FDA may disagree with our interpretation of the data from our pilot studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate safety or effectiveness, and may require us to pursue additional clinical trials, which could further delay the clearance or authorization of our product candidates. If we are unable to demonstrate the safety and effectiveness of product candidates in our clinical trials, we will be unable to obtain the regulatory clearances or authorizations we need to commercialize new products.
In addition to the extent that additional information regarding products being studied in clinical trials could translate to currently cleared or authorized products, such as information on new side effects, those results may impact existing clearances and authorizations, and required contraindications, warnings or precautions in product labeling.
Interim, “topline” and preliminary data from clinical trials of our products or product candidates may change as more patient data becomes available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our pilot studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our Class A Common Shares.
Further, third parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing authorization or clearance or commercialization of the particular product candidate, the commercial success of any product for which we may have already obtained authorization or clearance, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain clearance, authorization, or
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 76

approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Risks Related to Our Regulatory Compliance and Legal Matters
We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations, including FDA regulatory requirements and laws pertaining to fraud and abuse in healthcare, that affect nearly all aspects of our operations. Failure to comply with these laws, rules and regulations, or to obtain and maintain required licenses, could subject us to enforcement actions, including substantial civil and criminal penalties, and might require us to recall or withdraw a product from the market or cease operations. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We and our products are subject to extensive regulation in the US, including by the FDA. The regulations to which we are subject are complex. The FDA regulates, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; medical device cybersecurity; pre-market clearance, authorization, and approval; establishment registration and device listing; marketing, sales and distribution; complaint handling; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury; post-market studies; and product import and export. The FDA monitors compliance with these applicable regulatory requirements through periodic unannounced inspections as well as various other channels, such as reviewing post-market surveillance and recall reports, monitoring advertising and promotional practices on-line and at trade shows, and reviewing trade complaints submitted by competitors or other third parties. We do not know whether we will pass any future inspections for FDA compliance, or whether the FDA might identify compliance concern(s) through other channels of information. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement-related actions such as: FDA Form 483s; untitled or warning letters; clinical holds on research; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future clearances, authorizations, or approvals; withdrawals or suspensions of current clearances or marketing authorizations, resulting in prohibitions on the sale and distribution of our products; and in the most serious cases, criminal penalties. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.
The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory authorizations, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions, including untitled or warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. We also may be subject to fines, or other regulatory, civil, or criminal sanctions.
Additional federal and state healthcare laws and regulations that may affect our ability to conduct business include, without limitation:
•the federal Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as CMS programs;
•the federal civil false claims and civil monetary penalties laws, including, without limitation, the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 77

•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•the federal Civil Monetary Penalties Law prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•the federal Physician Payment Sunshine Act, or Open Payments, created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, or collectively the Affordable Care Act (“ACA”), and its implementing regulations, which requires manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to CMS information related to payments or other transfers of value made to licensed physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•Health Insurance Portability Administration and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of protected health information (“PHI”), on certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that access or otherwise process individually identifiable health information on their behalf; HIPAA also created criminal liability for knowingly and willfully falsifying or concealing a material fact or making a materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•medical device regulations pursuant to the federal Food, Drug and Cosmetic Act which require, among other things, pre-market clearance, authorization, or approval; compliant labeling; medical device adverse event reporting; establishment registration and device listing; reporting of corrections and removals; and quality system requirements;
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and are in addition to requirements under HIPAA, thus complicating compliance efforts; and
•state laws governing the corporate practice of medicine and other healthcare professions and related fee-splitting laws.
Our employees, consultants and commercial collaborators may engage in misconduct or other improper activities, including non-compliance with such regulatory standards and requirements.
Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act including mandatory treble damages and significant per-claim penalties.
Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization including future expansion outside of the US may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 78

interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business, financial condition and results of operations.
We will incur significant liability if it is determined that we are promoting any “off-label” uses of our products.
Although our products are marketed for the specific therapeutic uses for which the devices were designed and our personnel are trained not to promote our products for uses outside of the FDA-cleared or authorized indications for use, known as “off-label uses,” we cannot, however, prevent a physician from using our products in ways, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of harm to patients if primary care physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those authorized, cleared, or approved by the FDA or authorized by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among primary care physicians and patients.
If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of an untitled letter or warning letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, based on our off-label promotion having caused submission of false (non-reimbursable) claims, for any products for which we obtain government reimbursement, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations. In addition, certain jurisdictions have “all payor” false claims act laws that extend penalties for false claims beyond those submitted to government programs.
In addition, physicians may misuse our products with their patients if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused, we may become subject to costly litigation by our patients or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.
We face potential product liability exposure, and, if claims brought against us are successful, we could incur substantial liabilities.
Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to patients. In addition, the misuse of our products, or the failure of patients to adhere to operating guidelines, could cause significant harm to patients, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and materially and adversely affect our ability to attract and retain patients, any of which could have a material adverse effect on our business, financial condition and results of operations.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 79

Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial deductibles for which we are responsible. Product liability claims in excess of applicable insurance coverage could have a material adverse effect on our business, financial condition and results of operations. In addition, any product liability claim brought against us, with or without merit, could result in an increase of our product liability insurance premiums. Insurance coverage varies in cost and can be difficult to obtain, and we cannot guarantee that we will be able to obtain insurance coverage in the future on terms acceptable to us or at all.
Additionally, from time to time we may enter into agreements pursuant to which we indemnify third parties for certain claims relating to our products. These indemnification obligations may require us to pay significant sums of money for claims that are covered by these indemnification obligations. We are not currently subject to any product liability claims; however, any future product liability claims against us, regardless of their merit, may result in negative publicity about us that could ultimately harm our reputation and could have a material adverse effect on our business, financial condition and results of operations.
Healthcare reform and other governmental and private payor initiatives may have an adverse effect upon, and could prevent, our products’ or product candidates’ commercial success.
In the US and in certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our products profitably, such as the ACA.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the US Supreme Court. Additionally, the former Trump administration issued various Executive Orders which eliminated cost-sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Further, on December 20, 2019, the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax, was signed into law. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially under the Biden administration.
Other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.
There has been increasing legislative and enforcement interest in the US with respect to prescription-pricing practices. Specifically, there have been several recent US Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. It is unclear what effect such legislative and enforcement interest may have on prescription devices. Further, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify the prior administration’s executive and administrative actions.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 80

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any cleared, authorized, or approved device, which could have an adverse effect on patients for our products or product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels in the US directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory clearance, authorization, or approval and that may affect our overall financial condition and ability to develop product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory clearance, authorization, or approval that may have been obtained and we may not achieve or sustain profitability.
We are subject to data privacy and security laws and regulations governing our collection, use, disclosure, or storage of personally identifiable information, including protected health information and payment card data, which may impose restrictions on us and our operations. Any actual or perceived noncompliance with such laws and regulations may result in penalties, regulatory action, loss of business or unfavorable publicity.
Numerous federal and state laws and regulations govern the collection, use, disclosure, storage and transmission of personally identifiable information (“PII”), including PHI, and information related to treatment for substance use disorders. These laws and regulations, including their interpretation by governmental agencies, are subject to frequent change and could have a negative impact on our business. In addition, in the future, industry requirements or guidance, contractual obligations, and/or legislation at both the federal and the state level may limit, forbid or regulate the use or transmission of health information outside of the US.
These varying interpretations can create complex compliance issues for us and our partners and potentially expose us to additional expense, adverse publicity and liability, any of which could materially and adversely affect our business.
Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage and disclosure of PII, through websites or otherwise, and to regulate the presentation of website content. In addition, other laws, such as the Confidentiality of Substance Use Disorder Patient Records regulations at 42 C.F.R. Part 2, limit the potential use of in substance use disorder treatment-related data in non-treatment-based setting, such as administrative or criminal hearings related to the patient, and include associated restrictions on disclosure of information.
The security measures that we and our third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect our facilities and systems from security breaches, acts of vandalism or theft, computer viruses, misplaced or lost data, programming and human errors or other similar events. Even though we provide for appropriate protections through our agreements with our third-party vendors, we still have limited control over their actions and practices. A breach of privacy or security of PII or PHI may result in an enforcement action, including criminal and civil liability, against us. We are not able to predict the extent of the impact such incidents may have on our business. Enforcement actions against us could be costly and could interrupt regular operations, which may materially and adversely affect our business. While we have not received any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 81

pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the US, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and has been amended several times. Further, a new California privacy law, the California Privacy Rights Act (“CPRA”), was passed by California voters on November 3, 2020, and in March 2021, Virginia passed a new privacy law, the Consumer Data Protection Act (“VCDPA”), similar to the CPRA. The CPRA will create additional obligations with respect to processing and storing personal information and the VCDPA is scheduled to take effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022). In addition New York’s Stop Hacks and Improve Electronic Data Security Act (“SHIELD Act”), requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality and integrity of the private information. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA, VCDPA or other such future laws, regulations and standards may have on our business.
Future laws, regulations, standards, obligations, amendments, and changes in the interpretation of existing laws, regulations, standards and obligations could impair our or our customers’ ability to collect, use or disclose information relating to patients or consumers, including information derived therefrom, which could decrease demand for our products, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue. Accordingly, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our software or platform and otherwise adapt to these changes.
Further, our patients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.
Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or not valid, may inhibit retention of our products by existing customer or adoption of our products by new customers.
Security breaches, ransomware attacks and other disruptions to our information technology structure could compromise our information, disrupt its business and expose us to significant liability, which would cause our business and reputation to suffer and we may be unable to maintain and scale the technology underlying our offerings.
In the ordinary course of our business, we collect, store, use and disclose sensitive data, including PHI and other types of PII. We also process and store, and use additional third parties to process and store, sensitive information including intellectual property and other proprietary business information, including that of our patients. Patient information is encrypted but not always de-identified. We manage and maintain our platform and data utilizing a combination of managed data center systems and cloud-based computing center systems.
We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing member PHI and other PII to be accessed or acquired without authorization or
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 82

to become publicly available. We utilize third-party service providers for important aspects of the collection, storage and transmission of customer, user and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring outsourcing subcontractors who handle customer, user and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions.
A security breach or privacy violation that leads to disclosure or unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, member information, including PHI or other PII, or other sensitive information we or our subcontractors maintain or otherwise process, could harm our reputation, compel us to comply with breach notification laws, cause us to incur significant costs for remediation, fines, penalties, notification to individuals and for measures intended to repair or replace systems or technology and to prevent future occurrences, potential increases in insurance premiums, and require us to verify the accuracy of database contents, resulting in increased costs or loss of revenue. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, or if it is perceived that we have been unable to do so, our operations could be disrupted, we may be unable to provide access to our platform, and could suffer a loss of customers or users or a decrease in the use of our platform, and we may suffer loss of reputation, adverse impacts on customer, user and investor confidence, financial loss, governmental investigations or other actions, regulatory or contractual penalties, and other claims and liability. In addition, security breaches and other inappropriate access to, or acquisition or processing of, information can be difficult to detect, and any delay in identifying such incidents or in providing any notification of such incidents may lead to increased harm.
Any such breach or interruption of our systems, or those of any of our third-party information technology partners, could compromise our networks or data security processes and sensitive information could be inaccessible or could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such interruption in access, improper access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws and regulations that protect the privacy of member information or other personal information, such as HIPAA, the CCPA, other state data breach laws and regulatory penalties. Unauthorized access, loss or dissemination could also disrupt our operations, including our ability to perform our services, provide member assistance services, conduct research and development activities, collect, process, and prepare company financial information, provide information about our current and future solutions and engage in other user and clinician education and outreach efforts. Any such breach could also result in the compromise of our trade secrets and other proprietary information, which could materially and adversely affect our business and competitive position. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.
International privacy and data security concerns and laws could result in additional costs and may prevent us from successfully expanding our business internationally.
Internationally, virtually every major jurisdiction has established its own data security and privacy legal framework. For instance, in May 2018, the European General Data Protection Regulation, or GDPR, came into effect and established requirements applicable to the handling of personal data and may result in fines up to €20 million (approximately $22 million based on current exchange rates) or up to 4% of annual global revenue in the preceding
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 83

financial year, whichever is higher, and other administrative penalties. In many European jurisdictions enforcement actions and consequences for non-compliance are also rising.
Jurisdictions outside of the US and Europe are also considering and/or enacting comprehensive data protection legislation. Cross-border data transfers and other future developments regarding local data residency could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position, could greatly increase our cost of providing our products and services, require significant changes to our operations, or even prevent us from offering certain services in specific jurisdictions.
Several Asian countries have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. For instance, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”), was adopted on August 20, 2021, and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to CN¥ 50 million (approximately $8 million based on current exchange rates) or 5% of a covered company’s revenue in the prior year. Our approach with respect to the GDPR, the PIPL, and other data protection legislation may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with these legal frameworks when looking to expand or business outside of the US.
We also continue to see jurisdictions imposing data localization laws, which may require personal information of citizens of a jurisdiction to be, among other data processing operations, initially collected, stored, and modified locally within such jurisdiction. These regulations may inhibit our ability to expand into those markets without significant additional costs.
Because of the breadth of these data protection laws and the narrowness of their exceptions and safe harbors, it is possible that international expansion could subject our business or data protection policies to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of heightened regulatory focus on data privacy and security issues. If our operations are found to be in violation of any of the data protection laws described above or any other laws that apply to us, we may be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in government healthcare programs, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government, class action litigation and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corrective action plan or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations.
Our patient service center uses text and voice calls to communicate with healthcare providers, patients and prospective patients, and we are subject to various marketing and advertising laws including the Telephone Consumer Protection Act. If we fail to comply with applicable laws, including the TCPA, we may be subject to significant liabilities.
Our patient service center uses short message service (“SMS”), text messages and telephone calls to communicate with healthcare providers, patients and prospective patients. The actual or perceived improper sending of text messages or the making of telephone calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs or make unwanted telephone calls, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the Telephone Consumer Protections Act of 1991 (“TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to our patients are subject to state telemarketing regulations. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 84

we obtain, or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity, and our business, financial condition, and results of operations could be materially and adversely affected. Even an unsuccessful challenge of our SMS texting or telephone calling practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.
We may be subject to governmental investigation, litigation and other proceedings, including intellectual property disputes, which are costly to defend and could materially harm our business and results of operations.
We may be party to government investigations, lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits and regulatory inquiries, audits and investigations regarding data privacy, security, labor and employment, consumer protection and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the patent infringement and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our business. We may also become subject to periodic audits, which would likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our results of operations. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.
The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition, results of operations and the market price of our Class A common stock.
Our commercialization efforts to date have focused almost exclusively on the US. Our ability to enter other foreign markets will depend, among other things, on its ability to navigate various regulatory regimes with which it does not have experience, which could delay or prevent the growth of our operations outside of the US.
To date, our commercialization efforts have focused almost exclusively on the US. Expanding our business to attract customers in countries other than the US is an element of our long-term business strategy. Our ability to continue to expand our business and to attract talented employees and customers in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems and commercial infrastructures. Entering new international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain and the distraction of our senior management team could harm our business, financial condition and results of operation.
Sales of our products outside of the US are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the US. While the regulations of
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 85

some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the marketing authorization of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or marketing authorizations, can be expensive and time-consuming, and we may not receive regulatory authorizations, clearances or approvals in each country in which we may plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or marketing authorizations, if required by other countries, may be longer than that required for FDA clearance, authorization, or approval, and requirements for such registrations and marketing authorizations may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country. Regulatory de novo classification, clearance or approval by the FDA does not ensure registration or marketing authorization by regulatory authorities in other countries, and registration or marketing authorization by one or more foreign regulatory authorities does not ensure registration or marketing authorization by regulatory authorities in other foreign countries or by the FDA. A failure or delay in obtaining registration or marketing authorization in one country may have a negative effect on the regulatory process in others.
Doing business internationally involves a number of additional risks, including:
•multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•requirements to maintain data and the processing of that data on servers located within the US or in such countries;
•protecting and enforcing our intellectual property rights;
•converting our products as well as the accompanying instructional and marketing materials to conform to the language and customs of different countries;
•complexities associated with managing multiple payor reimbursement regimes, and government payors;
•competition from companies with significant market share in our market and with a better understanding of user preferences;
•financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services and exposure to foreign currency exchange rate fluctuations;
•natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease (including the recent coronavirus outbreak), boycotts, curtailment of trade, and other market restrictions; and
•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the US Foreign Corrupt Practices Act (the “FCPA”), and comparable laws and regulations in other countries.
These risks and uncertainties may impact our ability to enter foreign markets, which could delay or prevent the growth of our operations outside of the US, and have a material adverse effect on our business, prospects, results of operations and financial condition.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 86

The regulatory framework for digital health products is constantly evolving. Increasingly stringent regulatory requirements could create barriers to our development and introduction of new products. Conversely, in the event that regulatory requirements are lowered, competitors could potentially enter the prescription digital therapeutic market and compete us more easily. Either of the foregoing could materially harm our business.
Our PDTs are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; pre market clearance, authorization, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, due to the COVID-19 public health emergency, the FDA issued, “Enforcement Policy for Digital Health Devices For Treating Psychiatric Disorders During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” which allows for marketing of certain digital therapeutics without premarket clearance, authorization, or approval so long as certain criteria are met. Similarly, competitors using our products as predicates for 510(k)s may successfully argue that they should be required to submit substantially less data to support approval of their product than was required for our products based on FDA’s growing familiarity with the technology. As a result, we are subject to risks related to the developing regulatory landscape applicable to our PDTs that could have a material adverse effect on our business and results of operations.
Our products may face competition from digital health products that are marketed without regulatory clearance, authorization, or approval. Regulators have broad discretion in determining whether to enforce regulatory requirements, and may decide not to remove uncleared or unapproved products that compete with our products, which could materially and adversely impact our business.
Our PDTs, reSET, reSET-O and Somryst have been authorized or cleared by the FDA after completion of clinical trials and related regulatory review. The FDA and other regulators have broad discretion in determining whether to enforce these requirements, however, which could result in uncleared or unapproved products entering the marketplace. If uncleared or unapproved products are allowed to compete with our products, we will face increased competition from parties who have fewer barriers to enter our industry. This increased competition could have a material, adverse effect on our business, results of operations and financial condition.
Premarket clearances, authorizations, and approvals for new or significantly modified devices could be denied or significantly delayed.
Under FDA regulations, unless exempt, a new medical device may only be commercially distributed after it has received 510(k) clearance, is authorized through the de novo classification process, or is the subject of a premarket approval (“PMA”). The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to another legally marketed product not subject to a PMA. Sometimes, premarket submissions must be supported by clinical data. Our ability to enroll patients in clinical trials could be impacted by the COVID-19 outbreak, as many patients are electing or being asked to delay procedures at this time. The PMA process typically is more costly, lengthy and stringent than the 510(k) process and usually requires more substantial clinical studies.
The FDA may not authorize marketing via de novo classification or clear our 510(k) applications on a timely basis or at all. For example, the COVID-19 outbreak could affect the FDA’s ability to review applications or supplements. Such delays or refusals, regardless of the cause, could have a material adverse effect on our business, financial condition, and results of operations. The FDA may also change its clearance and authorization policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay authorization or clearance of our products.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 87

Material modifications to our devices may require new 510(k) clearance, de novo classification, PMA approval, or PMA supplement approval, or may require us to cease marketing or recall the modified devices until clearances, authorizations, or approvals are obtained.
Material modifications to the intended use or technological characteristics of our devices may require new 510(k) clearance, de novo classification, PMA approval, or PMA supplement approval, or may require us to cease marketing or recall the modified devices until clearances, authorizations, or approvals are obtained. Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design, or manufacture, requires a new 510(k) clearance or, possibly, a de novo or a PMA. The FDA requires every manufacturer to make and document this determination in the first instance. A manufacturer may determine that a modification could not significantly affect safety or effectiveness and does not represent a major change in its intended use, so that no new 510(k) clearance is necessary. The FDA may review any manufacturer’s decision and may not agree with our decisions regarding whether new clearances, authorization, or approvals are necessary. The FDA may also on its own initiative determine that a new clearance, authorization, or approval is required.
We have modified some of our cleared and authorized devices and have determined based on our review and interpretation of the applicable FDA guidance that in certain instances new 510(k) clearances are not required. If the FDA disagrees with our determination and requires us to submit new 510(k) clearances for modifications to our previously cleared or authorized products for which we have concluded that new clearances are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance, authorization, or approval. In these circumstances, we may be subject to significant enforcement actions, regulatory fines, or penalties, which could require us to redesign our products and harm our operating results. In addition, unlike traditional hardware devices, we are exposed to this risk more frequently based on the number of changes associated with software to improve performance, introduce new features, and correct issues.
Products may be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could materially and adversely affect us.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in their design or manufacture or in the event that a product poses an unacceptable risk to health.
The FDA’s authority to require a recall for medical devices must be based on a finding that there is reasonable probability that the device would cause serious injury or death. We may also decide to voluntarily recall our products. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. For example. on May 20, 2021, we initiated a voluntary correction of reSET and reSET-O due to a software defect related to contingency management. This recall was reportable to the FDA and is in-process. Recalls of any of our products would divert managerial and financial resources and could materially and adversely affect our reputation and business, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that could materially and adversely affect our business, results of operations and financial condition.
Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary recalls or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls and we may be subject to enforcement action.
We are required to report certain malfunctions, deaths, and serious injuries associated with our products, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA’s medical device reporting regulations, we are required to report to the FDA when information from any source suggests that our product may have caused or contributed to a death or serious injury or that our
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 88

product has malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. We have not been required to make any such reports to date. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us.
Any adverse event involving our products, whether in the US or abroad, could result in future voluntary corrective actions, such as recalls, including corrections or customer notifications, or agency action, such as inspection or enforcement actions. If malfunctions do occur, we may be unable to correct the malfunctions adequately or prevent further malfunctions, in which case we may need to cease manufacture and distribution of the affected products, initiate voluntary recalls, and redesign the products. Regulatory authorities may also take actions against us, such as ordering recalls, imposing fines, or seizing the affected products. Any corrective action, whether voluntary or involuntary, will require the dedication of our time and capital, distract management from operating our business, and may harm our reputation and financial results.
If we fail to comply with the FDA’s Quality System Regulation (“QSR”), or any applicable foreign equivalent, our operations could be interrupted, and our potential product sales and operating results could suffer.
We are required to comply with the FDA’s QSR, which delineates, among other things, the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, complaint handling, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of our medical devices. We are also subject to the regulations of foreign jurisdictions if we market products overseas.
The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. Our San Francisco facility has been inspected by the FDA and other designated auditing organizations, and we anticipate that we will be subject to additional future inspections. If our facilities or processes are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, the FDA could take legal or regulatory enforcement actions against us and/or our products, including but not limited to the cessation of sales or the initiation of a recall of distributed products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.
The FDA’s, other comparable state governmental agencies’, and non-US regulatory agencies’ statutes, regulations, policies or interpretations may change, and additional government regulation or statutes may be enacted, which could increase regulatory requirements, or delay, suspend, prevent marketing of any cleared, authorized, or approved products or necessitate the recall of distributed products. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the US or abroad.
The medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If our operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of our operations or activities could materially and adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend ourselves against that action and its underlying allegations, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, we may determine that the costs, both real and contingent, are not justified by the commercial returns to us from maintaining the dispute or the product.
Various claims, design features, or performance characteristics of our medical devices that we regarded as permitted by the FDA without new marketing clearance, authorization, or approval may be challenged by the FDA
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 89

or state or foreign regulators. The FDA or state or foreign regulatory authorities may find that certain claims, design features, or performance characteristics, in order to be made or included in the products, may have to be supported by further clinical studies and marketing clearances, authorizations, or approvals, which could be lengthy, costly, and possibly unobtainable.
Risks Related to Our Financial Reporting
We rely on assumptions, estimates, internally developed software, and data from third parties to calculate our key performance indicators and other business metrics to deliver timely and accurate information in order to accurately report our financial results in the timeframe and manner required by law, and real or perceived inaccuracies in these metrics may harm our reputation and negatively affect our business.
We need to receive timely, accurate, and complete information from our internal company data that has not been independently verified utilizing internally developed software and third party software in order to accurately report our financial results on a timely basis. If the information that we receive is not accurate, our consolidated financial statements may be materially incorrect and may require restatement. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. In addition, our measurement of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results may not be comparable to our competitors. As a result, we may have difficulty completing accurate and timely financial disclosures, which could have an adverse effect on our business.
Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being critical to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described under the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and should be considered in conjunction with our audited consolidated financial statements and notes thereto included in Part II, Item 8, Financial Statements, of this Form 10-K. The implementation of new accounting requirements or other changes to Generally Accepted Accounting Principles in the US, or GAAP, could have a material adverse effect on our reported results of operations and financial condition.
As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in the accuracy of our financial reports, which would harm our business and the trading price of our common stock. Our management will be required to evaluate the effectiveness of our internal control over financial reporting.
As a public reporting company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act will be required with our annual report on Form 10-K for the year ending December 31, 2022.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 90

In support of such certifications, we have and will be required to document and make significant changes and enhancements, including potentially hiring additional personnel, to our internal control over financial reporting. Likewise, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report is required to be filed with the SEC following the date we are no longer an emerging growth company.
To achieve compliance with Section 404 within the prescribed period, and in order to maintain and improve the effectiveness of our internal controls over financial reporting, we have expended, and anticipate we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience further deficiencies in our controls.
We have identified gaps in our internal control environment in the past and cannot provide assurances that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our management has identified certain internal control deficiencies that constitute material weaknesses. If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.
As of December 31, 2021 and 2020, we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. This resulted in the following material weaknesses:
•we did not have sufficient accounting and reporting resources to ensure adequate segregation of duties,
•we did not design, implement, and maintain adequate information systems controls, including access and change management controls, and
•we did not design, implement, and maintain controls to ensure the accurate and timely reporting of material transactions, including the capitalization of software costs and capital stock valuations performed by us or our advisors.
These control deficiencies could result in a misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.
In addition, they could cause us to fail to meet our reporting obligations or may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could materially and adversely affect the results of periodic management evaluations and
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 91

annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.
Our management has concluded that these material weaknesses are due to the fact that, prior to the Business Combination, more fully described in Note 3 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, we were a private company with limited resources. We did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements. These material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management is in the process of developing a remediation plan and we cannot assure you that the measures that we implement will fully address the material weaknesses and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated.
We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. For example, we hired additional personnel in our finance group, including a Vice President, Corporate Controller and Director, SEC Reporting and Technical Accounting. In addition, we implemented a new enterprise resource planning system to replace the former general ledger package. Any failure to develop or maintain effective controls or any difficulties encountered as a result of the implementation or improvements could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could materially and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.
The material weaknesses remain unremediated as of December 31, 2021.
Some members of our management team have limited experience in operating a public company.
Some of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Certain executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage as they will likely need to devote an increasing amount of their time to these activities, resulting in less time being devoted to the management and growth of our Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies.
We could be subject to additional tax liabilities and our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We have incurred net operating losses (“NOLs”) since our inception and may never achieve or sustain profitability. Generally, for US federal income tax purposes, unused NOLs will carry forward. However, NOL carryforwards generated prior to January 1, 2018, are subject to expiration for US federal income tax purposes. As of December 31, 2021, we had federal NOL carryforwards of approximately $218.9 million, of which $17.4 million will begin to expire in 2034. In addition, under the Internal Revenue Code of 1986, as amended, or the Code, limits the ability to deduct NOL carryforward generated after December 31, 2017 and all future NOL carryforwards to 80% of taxable income. These NOL limitations may limit or delay in part the use of NOL carryforwards, if or, when we cease operating at a loss. It is uncertain whether and to what extent applicable state tax laws will conform to this rule. As
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 92

of December 31, 2021, we also had research and development tax credits of $6.2 million, which may be available to offset future income tax liabilities. The research and development tax credit carryforwards would begin to expire in 2037. As of December 31, 2021, we also had state research and development tax credits of $1.3 million, which may be available to offset future income tax liabilities. The state research and development tax credit carryforwards would begin to expire in 2030.
In general, under Code Sections 382 and 383, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change by value in its equity ownership by certain stockholders over a three-year period), the corporation’s ability to use its pre-ownership change NOLs, carryforwards and other pre-ownership change tax attributes, such as research tax credits, to offset its post-ownership change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state NOL carryforwards and other state tax attributes. We have not performed an analysis to determine whether our past issuances of stock and other changes in our stock ownership may have resulted in one or more “ownership changes” under these rules. In addition, future changes in our stock ownership may materially limit our ability to utilize our NOL carryforwards and other tax attributes under these rules. As a result, even if we earn net taxable income in the future, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could materially and adversely affect our future cash flows.
There is also a risk that regulatory changes, such as suspensions on the use of NOL or other unforeseen reasons, may result in our existing NOL carryforwards expiring or otherwise becoming unavailable to offset future taxable income. For these reasons, we may not be able to utilize all or a material portion of our NOL carryforwards and other tax attributes, even if we attain profitability. For example, a temporary suspension of the use of certain net operating losses and tax credits has been enacted in California, and other states may enact suspensions as well. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
Risks Related to Ownership of our Class A common stock and Warrants
The terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment.
The Private Placement Warrants and Public Warrants were issued in registered form under the Warrant Agreement, between us and Continental Stock Transfer & Trust Company, our Warrant and transfer agent (“Continental”). The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of our Class A common stock purchasable upon exercise of a Warrant.
The exercise of Warrants for our stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Such dilution will increase if more of our shares are redeemed.
As of December 31, 2021, we had Warrants to purchase an aggregate of 14,213,277 shares of our stock outstanding, comprising 9,199,944 Public Warrants sold as part of the units in the closing of the initial public offering of THMA, which closed on February 4, 2021 (the “Initial Public Offering”) (whether they were purchased in the Initial Public Offering or thereafter in the open market) and 5,013,333 Private Placement Warrants issued to LJ10 LLC, a Delaware limited liability company (the “Sponsor”) in a private placement simultaneously with the Initial Public Offering. These Warrants are exercisable at any time through December 4, 2026. The likelihood that the Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants. The exercise price of these Warrants is $11.50 per share.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 93

There is no guarantee that the Warrants will ever be in the money after they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.
To the extent the Warrants are exercised, additional Class A common stock will be issued, which will result in dilution to the holders of our stock and increase the number of shares eligible for resale in the public market. Holders of Warrants do not have a right to redeem the Warrants. Sales of substantial numbers of shares issued upon the exercise of Warrants in the public market or the potential that such Warrants may be exercised could also adversely affect the market price of our stock.
We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.
We will have the ability to redeem the Public Warrants in whole and not in part at any time prior to their expiration, at a price of $0.01 per Warrant, if, and only if, the last reported sales price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the Warrant holders. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants as described above could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants. The Private Placement Warrants are not redeemable by us in such a case so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and has certain registration rights.
In addition, we will have the ability to redeem the outstanding Warrants in whole and not in part for shares of our stock at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, (i) the closing price of our Class A common stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) on the trading day prior to the date on which we send the notice of redemption to the Warrant holders and (ii) the closing price of our Class A common stock (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the Warrant holders is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like). If this occurs, then the Private Placement Warrants must also concurrently be called for redemption on the same terms (except with respect to a holder’s ability to cashless exercise its Warrants) as the outstanding Public Warrants. In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of the Class A common stock. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants.
Future resales of our Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Subject to customary exceptions, the Sponsor, parties to the Registration Rights Agreement, certain holders of Private Investment in Public Equity (“PIPE”) Shares and certain other holders of our Class A common stock are subject to lock-up provisions in which they agreed not to sell or otherwise dispose of any our Class A common stock or any other equity securities of Pear convertible into or exercisable or exchangeable for our Class A common stock held by any of them for a period of 180 days after the Closing).
However, following the expiration of each lock-up, the applicable stockholders will not be restricted from selling our Class A common stock held by them, other than by applicable securities laws. As such, sales of a substantial
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 94

number of shares of our common stock in the public market could occur at any time after the expiration of the applicable lock-up periods. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A common stock.
As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The market price and trading volume of our Class A common stock may be volatile and could decline significantly.
The stock markets, including Nasdaq on which we list the Class A common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our stock, the market price of our stock may be volatile and could decline significantly. In addition, the trading volume in our stock may fluctuate and cause significant price variations to occur. If the market price of our stock declines significantly, you may be unable to resell your shares at an attractive price (or at all). We cannot assure you that the market price of our stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Form 10-K;
•changes in the industries in which we operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, results of operations, level of indebtedness, liquidity, or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our securities;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by the PIPE investors of any of their shares of our stock;
•the performance and market valuations of other similar companies;
•commencement of, or involvement in, litigation involving us;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting, or reporting problems;
•changes in accounting principles, policies, and guidelines;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 95

•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 public health emergency), natural disasters, war, acts of terrorism, or responses to these events;
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our results of operations;
•our results of operations failing to meet the expectation of securities analysts or investors in a particular period;
•any major change in our Board of Directors or management;
•sales of substantial amounts of the shares of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism.
In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could materially and adversely affect our business, prospects, financial condition and results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance and could also make it more difficult for us to attract and retain qualified members of our Board of Directors as compared to when we were a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We may need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 96

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the day we are deemed to be a large accelerated filer, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) the last day of the fiscal year ending after the fifth anniversary of the THMA IPO. Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such an extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
The exclusive forum provision in our Certificate of Incorporation may have the effect of discouraging lawsuits against our directors and officers.
Our Second Amended and Restated Certificate of Incorporation (our “Certificate of Incorporation”) provides that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action brought by a stockholder on behalf of us, (ii) any claim of breach of a fiduciary duty owed by any of our directors, officers, stockholders, or employees, (iii) any claim against us arising under our Certificate of Incorporation, our Amended and Restated Bylaws (the “Bylaws”) or the Delaware General Corporation Law, as may be amended from time to time (the “DGCL”) and (iv) any claim against us governed by the internal affairs doctrine. The Certificate of Incorporation designates the US District Court for the District of Delaware as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.
This exclusive forum provision does not apply to claims under the Exchange Act, but does apply to other state and federal law claims including actions arising under the Securities Act. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 97

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this choice of forum provision may have the effect of increasing costs for investors to bring a claim against us and our directors and officers and of limiting a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage (but not prevent) lawsuits with respect to such claims.
Provisions in our Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for the Class A common stock and could entrench management.
Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of our Board of Directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We elected in our Certificate of Incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our Certificate of Incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that affiliates of our Sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These Certificate of Incorporation provisions may limit the ability of third parties to acquire control of our company.
Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we entered into with our directors and officers provide that:
•We will indemnify our directors and officers for serving in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•We are not obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against Aurora or our other indemnitees, except with respect to proceedings authorized by our Board of Directors or brought to enforce a right to indemnification;
•the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•We may not retroactively amend our amended and restated bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 98

We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of the Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
We may be subject to securities litigation, which is expensive, and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm its business.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or the market in which we operate, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who may cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease our coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Future issuances of debt securities and equity securities may adversely affect us, including the market price of our stock and may be dilutive to existing stockholders.
In the future, we may incur debt or issue equity ranking senior to the Class A common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Class A common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our stock and be dilutive to existing stockholders.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our securities.
If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter (“OTC”) market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 99

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Boston, Massachusetts, where we lease approximately 19,000 square feet pursuant a lease that expires on June 1, 2028. We also lease approximately 17,000 square feet of office space San Francisco, California pursuant to a lease that expires on July 31, 2025. We use these facilities for finance, legal, human resources, information technology, engineering, product, sales and marketing, and other administrative functions. In addition, we lease approximately 7,700 square feet of office space in Raleigh, North Carolina pursuant to a lease that expires on May 31, 2026. We use this facility to house our Patient Support Center and various other personnel. The Company believes its existing facilities are adequate for its current requirements.
See Note 8 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our specific leaseholds.
ITEM 3. LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity. From time to time, we may become involved in litigation or legal proceedings relating to claims arising from the ordinary course of business. Although the outcomes of these legal proceedings are inherently difficult to predict, we do not expect the resolution of these proceedings to have a material adverse effect on our financial position, results of operations, or cash flow.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 100

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and public warrants trade on The Nasdaq Stock Market LLC under the symbols PEAR and PEARW, respectively (formerly THMA and THMAW, respectively).
Holders
As of March 1, 2022, there were approximately 86 shareholders of record of our Class A common stock and 2 warrant holders.
The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.
Dividend Policy
We have never declared or paid any cash dividends on our Class A common stock, and we do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our employee stock-based compensation plans, see Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.
Recent Sales of Unregistered Securities and Use of Proceeds
The information required has been previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
Issuer Purchases of Equity Securities
None.
ITEM 6. Selected Financial Data
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Pear’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under in the “Risk Factors” section included in Part 1, Item 1A of this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “Pear,” or the “Company” refer to Pear Therapeutics, Inc. and its consolidated subsidiaries.
The following discussion and analysis should also be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 101

Overview
Pear is a commercial-stage healthcare company pioneering a new class of medicine, referred to as PDTs, which use software to treat diseases. Our vision is to advance healthcare through the widespread use of PDTs.
Recent global trends are converging to highlight a significant unmet need for new and innovative solutions for the treatment of diseases. We believe our PDTs are well suited to satisfy this growing unmet need for the treatment of diseases, including addiction and insomnia.
Pear is a leader in the PDT industry. Our marketed PDTs, reSET, reSET-O, and Somryst, were among the first three PDTs authorized by FDA. We believe PDTs have the potential to improve clinical outcomes, facilitate improved care coordination, improve practice efficiency, and provide data tracking over time.
Two of our FDA-authorized PDTs are for the treatment of addiction, which currently affects more than 20 million people in the US. Our first product, reSET, is indicated for the treatment of SUD as a monotherapy. Our second product, reSET-O, is indicated for the treatment of OUD in combination with buprenorphine.
Our third product, Somryst, is indicated for the treatment of chronic insomnia, which currently affects more than approximately 30 million people in the US.
Operating Segments
We operate our business in a single segment and as one reporting unit, which is how our chief operating decision maker (who is our president and chief executive officer) reviews financial performance and allocates resources.
Key Business Metrics
We monitor the key non-financial operating performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. We began using these metrics in 2021 as we began to generate product revenue, primarily from sales of reSET and reSET-O. The metrics include the following:

Financial and Key Operating Performance Metrics	Year ended December 31, 2021
Revenue	$4.2 million
Prescriptions Written	14,000+
Fulfillment Rate	~51%
Covered Lives	31.7 million+
Prescriptions Written - the number of prescriptions written by a clinician for one of Pear’s three commercial products, reSET®, reSET-O®, and Somryst®.
Fulfillment Rate - the percentage of prescriptions written by a clinician for one of Pear’s three commercial products that result in patients downloading and accessing therapeutic software content.
Covered Lives - the estimated number of persons with access to Pear’s PDTs by either listing on a formulary or on a fee schedule as a covered benefit with payors, including self-insured employers, IDNs, PBMs, commercial payors, and government payors. Covered lives is a proxy metric for payment rate, which is the percentage of fulfilled prescriptions for which Pear receives payment. As we are early in the development of the PDT category, most payors do not yet cover PDTs; therefore, Pear does not yet receive payment for most fulfilled prescriptions.
To illustrate how prescriptions written, fulfillment rate, and covered lives relate to product revenue, we believe it is helpful to provide a hypothetical scenario of 100 prescriptions written with a 50% fulfillment rate and a 50% payment rate. We use covered lives as a metric that is expected to impact payment rate because, as we grow the number of covered lives for our three products, the payment rate should increase. In this hypothetical scenario, Pear has 50 filled prescriptions, of which 25 are paid. Product revenue for the 100 prescriptions written would be
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 102

calculated by multiplying (a) 25 paid prescriptions by (b) the wholesale acquisition cost (WAC) for the respective prescription, reduced by (c) any applicable discounts and rebates as well as estimated contingency management costs, if applicable.
Factors Affecting Our Performance and Results of Operations
We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed more fully under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K.
Product Revenue
We generate product revenue from the sale of our three FDA-authorized PDTs: reSET, reSET-O, and Somryst. We began our efforts to self-commercialize reSET and reSET-O in Q4 2019 and Somryst in Q4 2020. Through at least 2023, sales of our existing products are not expected to reduce our continued net losses.
We enter into arrangements with health care providers and payers that provide for government-mandated and/or privately negotiated rebates and discounts with respect to the purchase of our product. A portion of the product revenue is recognized when the products are made available to the customer (under a bulk order) or when a prescription is fulfilled, and a portion of the product revenue related to the clinician’s access to our proprietary clinician dashboard is deferred and recognized ratably over the term of the PDT or if purchased under a bulk purchase agreement is deferred and recognized ratably over the term of the contract. See Note 2, Revenue Recognition, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
If our development efforts for our PDT product candidates are successful and result in regulatory marketing authorization, we may generate revenue in the future from product sales or payment from collaboration or license agreements that we may enter into with third parties or any combination thereof. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of the product candidates that we currently have under development or potential future product candidates.
Product revenue from our existing three FDA-authorized PDTs, as well as potential future product candidates, is and will be impacted by the many factors, including the following variables: patient and clinician adoption of PDTs, pricing, reimbursement, contingency management, and product mix.
Patient and Clinician Adoption of PDTs — To continue to grow our business, we will need to execute on our current business strategy of achieving and maintaining broad market acceptance of our PDTs by patients and physicians. Market acceptance and adoption of our PDTs depends on educating people with chronic conditions, as well as self-insured employers, commercial and government payors, health plans and physicians, and other government entities, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our PDTs as compared to competitive products or other currently available methodologies. We have a market access team focused educating payors on the clinical outcomes and value proposition of our products and to seek to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products by expanding approvals with IDNs, PBMs, and other payers. If we are not successful in demonstrating to existing or potential patients and prescribers the benefits of our products, or if we are not able to achieve the support of patients, healthcare providers, and payors for our products, our sales may decline, or we may fail to increase our revenue.
Pricing — In the future, we expect to grow the number of commercially available PDTs in our product portfolio, offering a broad range of PDTs spanning multiple price points. PDTs may be subject to competition which may impact our pricing, and in addition, our products may be subject to legislative prescription-pricing practices.
Reimbursement — As of December 31, 2021 , we have more than 30 organizations across more than 31.7 million covered lives providing access to our three FDA-authorized products via listing on formulary, as a covered benefit, bulk purchase, or funding a study. Pear’s payor strategy focuses across all major payor channels, including
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 103

employers, IDNs, PBMs, commercial payors, and government payors, including Medicaid and Medicare. We expect to increase our number of payors, and the pricing for such payors may vary as net prices for our products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and can be subject to customary discounts and rebates. In addition, some of our products may be subject to certain customer incentive programs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. As of December 31, 2021, approximately 21% of activated prescriptions (prescriptions written multiplied by fulfilled prescription rate) were paid prescriptions. In the future, as our market access team educates payors on the clinical attributes of our products we expect our products to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products.
Contingency Management — Costs related to clinically-validated rewards that patients earn as they complete treatment goals within our reSET and reSET-O PDTs is recorded as contra revenue.
Product Mix — Sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period.
Collaboration and License Revenue
As of December 31, 2021, we do not have collaboration and licensing agreements from which we would recognize significant collaboration and licensing revenue. Our historical collaboration and license revenue is from Novartis Institute of Biomedical Research (“NIBR”). In June 2020, NIBR terminated their collaboration agreement with the Company, or the NIBR Agreement, related to our schizophrenia and multiple sclerosis product candidate development programs. We will not recognize any revenue under these agreements in the future.
If our development efforts for our PDT candidates are successful and result in regulatory marketing authorization or collaboration or license agreements with third parties, we may generate revenue in the future from collaboration or license agreements that we may enter into with third parties. We cannot predict if, when, or to what extent we may enter into future licensing or collaboration agreements. Further, we may never succeed in obtaining regulatory approval for any of our product candidates that are currently under development.
Cost of Product Revenue
Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of the Company’s products, including pharmacy costs, royalties paid under license agreements related to our commercialized products, amortization of milestone payments capitalized related to commercialized products, hosting costs, and personnel-related costs, including salaries and bonuses, employee benefits, and stock-based compensation attributable to employees in a particular function. We expect the cost of product revenue to increase as we further commercialize our products and increase the volume of prescriptions filled.
Research and Development Expenses
As of December 31, 2021, we have multiple product candidates in our pipeline, and we have incurred and will continue to incur significant research and development, or R&D, costs for their development. Developing PDTs requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have chosen to leverage our platform to initially focus on advancing our PDTs in the area of psychiatry. We expect our R&D expenses will increase substantially as we continue to invest in the development of our pipeline of product candidates, future clinical development activities, and testing of our product candidates.
R&D expenses consist of costs incurred in performing R&D activities, which include:
•expenses incurred in connection with the development of our pipeline of PDTs;
•costs in connection with third-party licensing agreements, including development and regulatory milestones;
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 104

•personnel-related expenses, including salaries, bonuses, benefits, and stock-based compensation for employees engaged in R&D functions;
•cost of clinical trials;
•expenses incurred in connection with the discovery and development of our PDTs, including under agreements with third parties, such as consultants;
•expenses incurred under agreements with consultants who supplement our internal capabilities, including software development; and
•facilities, depreciation, and other expenses, which include direct and allocated expenses, such as rent and maintenance of facilities, insurance, and other operating costs for space and costs directly related to R&D functions.
Each of our product candidates has technical, clinical, regulatory, and commercial risk, including those discussed more fully under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K.
We expense R&D costs as incurred and do not track the costs at a project level. Advance payments made for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed. In the early phases of development, our R&D costs are often devoted to product platform and proof-of-concept studies that are not necessarily allocable to a specific product.
Selling, General, and Administrative Expenses
Selling, general, and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development, and human resource functions. Other SG&A expenses include marketing initiatives, market research, and analysis, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, amortization of internal-use software, general corporate expenses, and allocated facilities-related expenses, including rent and maintenance of facilities.
We expect SG&A expenses to continue to increase in absolute dollars as we increase potential customers’ awareness and our sales and marketing functions to support existing products and future product launches. In addition, the Company expects to increase expenditures to expand our infrastructure to both drive and support the anticipated growth of the Company as well as additional expenses related to legal, accounting, information technology, investor and public relations, regulatory, and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs, and other expenses associated with being a public company and implementing additional controls over financial reporting.
Interest and other income (expense), net
Interest expense includes interest due under the Perceptive Credit Facility (as defined below) and accretion of the debt discount on the Perceptive Credit Facility as well as the change in the fair value of our derivative liabilities and earn-out liabilities that occurred during the period. In addition, it includes the accretion of the interest of the seller financing in connection with the Waypoint asset acquired in November 2021. See Note 8 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our commercial products and R&D for our product candidates and ongoing business operations.
Loss on issuance of convertible preferred stock
In December 2020 and February 2021, the Company issued shares of Series D-1 and D-2 convertible preferred stock to investors. The shares are recorded at their estimated fair market value on the date of issuance. In
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 105

connection with the Series D-1 preferred stock and D-2 preferred stock financing, the Company recorded a loss on the issuance of convertible preferred stock for the years ended December 31, 2021 and 2020, of $2.1 million and $16.8 million, respectively, which represents the amount by which the estimated fair value of the shares exceeded the sale price.
Loss/gain on extinguishment of debt
In connection with the extinguishment of the SVB Term Loan (as defined below), in June 2020, we recorded a loss on extinguishment of debt of $1.0 million for the year ended December 31, 2020.
Income taxes
Deferred income taxes are provided for the effects of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We regularly assess the need to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have recorded a valuation allowance of $66.7 million and $40.3 million, as of December 31, 2021 and 2020, respectively. The future realization of deferred tax assets is subject to the existence of sufficient taxable income of the appropriate character (e.g., ordinary income or capital gain) as provided under the carryforward provisions of tax law. We consider the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), future projected taxable income (including the character and jurisdiction of such income), and tax-planning strategies in making this assessment. Unrecognized tax benefits arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the considerations described above. As of December 31, 2021, we had no unrecognized tax benefits.
Financial Highlights
Year-over-year product revenue grew significantly primarily due to an increase in sales of reSET and reSET-O, which increased approximately 24x year over year. Year-over-year total revenue declined due to non-recurring $9.2 million of collaboration revenue recognized in the year ended December 31, 2020 under an agreement terminated in March 2020 and under which no further revenue will be recognized
We incurred a net loss of $65.1 million and $97.0 million for the years ended December 31, 2021, and 2020, respectively, representing a period-over-period decrease of $31.9 million or 32.9%. This decrease was primarily due to a change in the fair value of the earn-out liabilities of $47.0 million for the year ended December 31, 2021, and a $14.8 million decrease in loss on issuance of convertible preferred stock, offset by an $8.8 million decrease in collaboration revenues. In addition, we had a $2.6 million increase in personnel-related expenses, primarily related to new hires as we expanded our commercial team from an average of 59 people in the year ended December 31, 2020, to an average of 94 people for the year ended December 31, 2021, and as we prepared to become a public company. Further, we had a $5.0 million increase in marketing-related expenses, a $4.1 million increase in professional fees, and a $2.4 million increase in interest expense related to the borrowing of $30.0 million under the Perceptive Credit Facility on June 30, 2020. In June 2020, the Company recorded a $1.0 million loss on extinguishment of debt.
To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, proceeds as a result of the business combination, payments received in connection with collaboration and license agreements, product sales, and proceeds from borrowings under various credit facilities. Since our inception, we have received gross cash proceeds of $175.3 million as a result of the business combination (see Note 3 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), gross cash proceeds of $268.2 million from sales of our convertible preferred stock, and currently have $30.0 million of debt outstanding under a credit facility. During the year ended December 31, 2020, we completed a tender offer to purchase $32.0 million in aggregate principal amount of our common stock in connection with the Legacy Pear Series D-2 preferred stock offering that was conducted in conjunction with the Legacy Pear Series D-1 stock offering.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 106

Recent Events
Business Combination
On December 3, 2021 (the “Closing Date”), we consummated a business combination, pursuant to the terms of the business combination agreement (“Business Combination Agreement”) dated June 21, 2021. Upon the consummation of the Business Combination, Oz Merger Sub, a newly formed subsidiary of THMA, merged with and into Pear, with Pear surviving. THMA, was renamed Pear Therapeutics, Inc (collectively, “Pear”) and Pear Therapeutics, Inc. was renamed Pear Therapeutics (US), Inc. (“Legacy Pear”). Legacy Pear is deemed the accounting predecessor and the post-company successor SEC registrant, which means Legacy Pear financial statements for previous periods will be disclosed in this Form 10-K. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.
The business combination was accounted for as a reverse recapitalization. Under this method of accounting, THMA was treated as the acquired company for financial statement reporting purposes. The most significant change in the post-combination Company’s reported financial position and results was an increase in cash of $175.0 million. We paid $32.8 million in transaction costs relating to the business combination. We recorded a liability related to the Public and Private Placement Warrants of $16.5 million and $95.4 million related to the earn-out shares that holders of Legacy Pear Common Shares and Legacy Pear Preferred Shares prior on the Closing Date who received the contingent right to receive up to 12,395,625 additional shares of Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets.
As a consequence of the business combination, we became the successor to an SEC-registered and Nasdaq-listed company and we have hired additional personnel and implemented procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
Economic Conditions (Impact of COVID-19)
In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The pandemic has significantly impacted the economic conditions in the US, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the US economy. The downstream impact of various lockdown orders and related economic pullback affect our business and our customers to varying degrees. There Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, patients, employees, suppliers, vendors, and business partners. The Company is unable to predict the specific impact that COVID-19 may have on its business, financial position, and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions.
For further details see the information under the heading “Risk Factors” in Part I, Item 1A in this Form 10-K. Pear is unable to predict the full impact that the COVID-19 pandemic will have on its future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities across the US. However, COVID-19 is not expected to result in any significant changes in costs going forward. As a result of COVID -19 pandemic we shifted our workforce to a hybrid model in which employees in one of our three offices work both remotely and onsite, and we anticipate we will continue to use this model going forward. In addition, our workforce has deep domain knowledge across a range of healthcare, technology, and general business, which was partially achieved by having certain of our employees working remotely across the US. Pear will continue to monitor the performance of its business and assess the impacts of COVID-19.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 107

Results of Operations
The table and discussion below present the results for the periods indicated:

	Year Ended December 31,		$ Change	% Change
(in thousands, except percentages)	2021	2020
Revenues
Product revenue	$3,748	$149	$3,599	*
Collaboration and license revenue	460	9,235	(8,775)	(95)%
Total revenues	4,208	9,384	(5,176)	(55)%
Cost and operating expenses:
Cost of product revenue	5,233	1,718	3,515	205%
Research and development	37,041	28,084	8,957	32%
Selling, general, and administrative	67,619	56,226	11,393	20%
Total cost and operating expenses	109,893	86,028	23,865	28%
Loss from operations	(105,685)	(76,644)	(29,041)	38%
Other income (expenses):
Interest and other (expense) income, net	(4,144)	(1,767)	(2,377)	135%
Change in estimated fair value of earn-out liability	47,038	—	47,038	*
Change in estimated fair value of warrant liabilities	(298)	(795)	497	*
Loss on extinguishment of debt	—	(998)	998	*
Loss on issuance of legacy convertible preferred stock	(2,053)	(16,819)	14,766	*
Total other income (expense)	40,543	(20,379)	60,922	(299)%
Net loss	$(65,142)	$(97,023)	$31,881	(33)%
__________________
* Percentage change not meaningful.
Product revenue—Product revenue for the year ended December 31, 2021, was $3.7 million, an increase of $3.6 million, or 24x, compared to the prior year primarily driven by increased bulk sales of reSET and reSET-O.
Collaboration and license revenue—Collaboration and license revenue was $0.5 million for the year ended December 31, 2021, compared to $9.2 million for the year ended December 31, 2020. For the year ended December 31, 2020, we recognized $9.2 million in connection with the NIBR Agreement, which was terminated in June 2020. See Note 9 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Cost of product revenue—Cost of product revenue for the year ended December 31, 2021, was approximately $5.2 million, an increase of approximately $3.5 million compared to the prior year primarily due to increased product revenue as discussed above.
Due to our increased commercialization efforts, we saw an increase in our pharmacy costs, minimum royalties related to licensing agreements for commercialized products, and hosting costs for our PDTs. In addition, in November 2020, the Company launched Somryst, which further increased our cost of product revenue.
Research and development—R&D expenses were $37.0 million and $28.1 million for the years ended December 31, 2021 and 2020, respectively. The increase of $9.0 million was primarily due to the following:
•An increase of $3.9 million of personnel-related costs and an increase of $1.0 million of recruiting fees as we continued shifting our software development work from external to internal resources, and coinciding with an increase in average R&D headcount from 88 for the year ended December 31, 2020 to 107 for the year ended December 31, 2021; and
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 108

•Increases of $2.1 million of consultant costs, $1.0 million of professional and recruiting fees, and $1.0 of software expenses.
Selling, general, and administrative—SG&A expenses were $67.6 million and $56.2 million for the years ended December 31, 2021 and 2020, respectively. The increase of $11.4 million was primarily due to further building out of our commercial operations, which resulted in the following increases:
•$5.3 million in personnel-related costs as a result of an increase in average headcount from approximately 90 in 2020 to approximately 120 in 2021, primarily the commercial team;
•$5.0 million in marketing and advertising costs as a result of targeted media and market awareness, education, and advocacy initiatives;
•$2.2 million in professional fees, including increases in legal and accounting fees as a result of becoming a public company;
•$1.4 million of transaction costs directly incurred in connection with the Business Combination;
•$1.3 million of depreciation and amortization expense, primarily related to amortization of software used in our patient support center;
•$1.2 million of software related expenses; and
•$1.1 million of license and subscription costs.
The results for the year ended December 31, 2020, included a $7.2 million stock compensation charge from the tender offer used to purchase and re-sell Legacy Pear shares as part of the Legacy Pear Series D preferred share issuance.
Interest and other (expense) income, net—Interest and other income (expense), net was an expense of $4.1 million for the year ended December 31, 2021, as compared to expense of $1.8 million for the year ended December 31, 2020. The increase in interest expense was primarily related to $4.3 million of interest related to the Perceptive Credit Facility that closed on June 30, 2020, compared to $2.5 million of interest under the Perceptive Credit Facility and SVB Term Loan for the year ended December 31, 2020. For the year ended December 31, 2020, the Company also recognized $0.7 million of interest income on cash and investments.
Change in fair value of earn-out liabilities—For the year ended December 31, 2021, the Company recognized a $47.0 million gain as a result of the change in fair value of the earn-out liabilities from its initial recognition on the December 3, 2021, the date of the Merger, until December 31, 2021.
Change in fair value of warrant liabilities—Legacy Pear Warrants, which were exercised in 2021 prior to the business combination, for the year ended December 31, 2021, the Company recognized a $8.3 million loss due to the change in fair value of outstanding warrant liabilities, compared to a $0.8 million loss on Legacy Pear Warrants for the year ended December 31, 2020. The loss on the Legacy Pear Warrants for the year ended December 31, 2021 was offset by a gain on the Public and Private Placement Warrants $8.0 million, which were issued by THMA prior to the business combination.
Loss on issuance of extinguishment of debt—In June 2020, the Company paid the outstanding principal on the SVB Term Loan prior to the maturity date resulting in a loss on extinguishment of debt of $1.0 million for the year ended December 31, 2020. See Note 7 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Loss on issuance of legacy convertible preferred stock—In December 2020, the Company issued shares of Legacy Pear Series D-1 and D-2 convertible preferred stock. The shares are recorded at their estimated fair market value on the date of issuance. In connection with the Legacy Pear D-1 and D-2 Preferred Stock Financing, the Company recorded a loss of $16.8 million, net of issuance costs, for the year ended December 31, 2020, which represents the amount by which the estimated fair value of the shares exceeded the sale price. In February 2021, the Company issued additional shares of Legacy Pear Series D-1 Preferred Stock. The shares are recorded at their
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 109

estimated fair market value on the date of issuance. In connection with the Legacy Pear Series D-1 Preferred Stock, the Company recorded a loss of $2.1 million for the year ended December 31, 2021, which represents the amount by which the estimated fair value of the shares exceeded the sale price, net of issuance costs. See Note 10 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Income tax—We did not incur income tax expenses for the years ended December 31, 2021 or 2020. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.
Liquidity and Capital Resources
Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under various credit facilities, and the business combination that occurred December 3, 2021. See Recent Events in Part II, Item 7 of this Form 10-K and Note 3 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
We have three commercial products: reSET, reSET-O, and Somryst. The revenue from the sale of these products at the present time is not sufficient to cover the operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on our PDTs achieving and maintaining broad market acceptance by patients and physicians and obtaining reimbursement from third-party payors. The Company has incurred recurring losses from inception and anticipates net losses and negative operating cash flows for the near future. For the years ended December 31, 2021 and 2020, we incurred net operating losses of $65.1 million and $97.0 million, respectively.
As of December 31, 2021 and 2020, we had an accumulated deficit of $248.0 million and $182.8 million, respectively. As of December 31, 2021 and 2020, we had outstanding debt of $27.0 million and $26.3 million, net of debt issuance costs, respectively. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of December 31, 2021 and 2020, we had cash and cash equivalents of $169.6 million and $110.9 million, respectively.
Our primary uses of capital are, and we expect will continue to be for the near future, funding operating activities, including expanding our commercial operations and further development of our product pipeline. We have in the past and we expect in the future to capitalize labor costs related to the development of our internal-use software. We may also pursue acquisitions, investments, joint ventures, and other strategic transactions.
In the future, we will need to raise additional capital to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to seek additional capital from the issuance of equity, debt, or other capital transactions. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses. Further, we may be unable to increase our revenue, raise additional funds, or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates and other strategic initiatives. We are also subject to various covenants related to the Perceptive Credit Facility, and given the substantial doubt about our ability to continue as a going concern, there is a risk that we may not meet our covenants in the future. As of December 31, 2021 and 2020, we concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.
Cash and cash equivalents
As of December 31, 2021 we had $169.6 million of cash and cash equivalents. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives, including expanding our commercial operations.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 110

Liquidity Risks
We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including as a result of operating as a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:
•our revenue growth;
•the ability to obtain third-party payor reimbursement for our current products;
•the amount and timing of sales and other revenues from our product candidates, if approved, including the sales price and the availability of coverage and adequate third-party payor reimbursement;
•our commercial activities, including sales and marketing;
•our R&D efforts;
•the emergence and effect of competing or complementary products;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA, or comparable foreign regulatory authorities;
•the progress, timing, scope, and costs of our preclinical studies, clinical trials, potential future clinical trials, and other related activities;
•the costs of commercialization activities for any of our product candidates that receive marketing authorization, including the costs and timing of establishing product sales, marketing and hosting capabilities, or entering into strategic collaborations with third parties to leverage or access these capabilities;
•the cash requirements of developing our programs and our ability and willingness to finance their continued development;
•the cash requirements of any future discovery of product candidates;
•our ability to retain our current employees and the need and ability to hire additional management and sales, technical and medical personnel;
•the time and cost necessary to respond to technological and market developments, including other products that may compete with one or more of our product candidates;
•debt service requirements;
•the extent to which we acquire or invest in business, products, or technology; and
•the impact of the COVID-19 pandemic.
A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the sale of our products or the development of product candidates. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. See the information under the heading “Risk Factors” included in Part I, Item 1A this Form 10-K.
Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 111

Funding Requirements
Please see the risks associated with our substantial capital requirements explained more fully under the heading “Risk Factors-The Company will need substantial additional funding, and if it is unable to raise capital when needed or on terms favorable to the Company, the Company’s business, financial condition, and results of operation could be materially and adversely affected” in Part I, Item 1A of this Form 10-K.
Debt Financing and Covenants
Borrowings under our $50.0 million secured Perceptive Credit Facility were $30.0 million as of December 31, 2021 and 2020, which was used to extinguish the former SVB Term Loan and for general business purposes. The Perceptive Credit Facility matures in June 2025. We are required to pay a variable rate of interest based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of December 31, 2021, the annual interest rate was 12.0%. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025.
The Perceptive Credit Facility is secured by substantially all of the assets of the Company, including our intellectual property. The Perceptive Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5.0 million in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts that range from $5.8 million for the fiscal quarter ending March 31, 2022, to $125.0 million for the fiscal quarter ending March 31, 2025. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Agreement as of December 31, 2021.
See Note 7 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or debt securities.
As of December 31, 2021 and 2020, we had $0.4 million in a letter of credit outstanding in connection with our leased property in San Francisco, California.
Contractual Obligations, Commitments, and Contingencies
We lease our headquarters in Boston, Massachusetts, under a non-cancelable operating lease with an expiration date of June 1, 2028. We also lease office space in San Francisco, California, under a non-cancelable operating lease that expires on July 31, 2025, and office space in Raleigh, North Carolina, under a non-cancelable operating lease that expires on May 31, 2026.
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.
In addition, under various licensing agreements to which we are a party, we are obligated to pay annual license maintenance fees and may be required to make milestone payments and to pay royalties and other amounts to third parties. The payment obligations under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product revenue, and the amount, timing and likelihood of such payments are not known. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We cannot estimate or predict when, or if, these amounts will become due.
On June 17, 2021, and later amended on August 3, 2021, the Company entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9.3 million payable over three years, continuing through September 30, 2024.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 112

See Note 8 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(109,043)	$(67,894)
Net cash provided by investing activities	2,883	58,925
Net cash provided by financing activities	164,077	91,703
Net increase in cash, cash equivalents, and restricted cash	$57,917	$82,734
Operating Activities
Net cash used in operating activities was $109.0 million for 2021. Net cash used in operating activities consists of a net loss of $65.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of earn-out liabilities of $47.0 million, stock-based compensation of $3.8 million, loss on issuance of convertible preferred stock of Legacy Pear of $2.1 million, and depreciation of $1.7 million and net changes in operating assets and liabilities (working capital) of $5.9 million.
Net cash used in operating activities was $67.9 million for 2020. Net cash used in operating activities consists of a net loss of $97.0 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include loss on the issuance of convertible preferred stock of Legacy Pear of $16.8 million, stock-based compensation expense of $9.0 million, depreciation expense of $0.4 million, loss on the extinguishment of debt of $1.0 million, and the change in fair value of Legacy Pear warrants of $0.8 million (increase in ending warrant liability).
Investing Activities
Net cash provided by investing activities was $2.9 million for 2021 related primarily to the maturities of investments offset by the purchase of investments, $3.3 million investment in property and equipment which is primarily internal-use software, and $1.4 million in intangible assets, and a $1.0 million regulatory milestone payment.
Net cash provided by investing activities was $58.9 million for 2020 and related primarily to the maturities of investments offset by a regulatory milestone payment and investment in internal-use software.
Financing Activities
Through December 31, 2021, Pear has financed its operations primarily through the Business Combination with THMA (discussed above), the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, and borrowings under various credit facilities.
Net cash provided by financing activities was $164.1 million for 2021 and related to proceeds from the Business Combination of $144.3 million and proceeds of $19.9 million from the issuance of Legacy Pear preferred convertible stock, offset by transaction costs associated with the Business Combination of $32.8 million.
Net cash provided by financing activities was $91.7 million for 2020 and primarily related to net proceeds from the issuance of Legacy Pear Series D convertible preferred stock of $111.1 million, proceeds from the drawdown on the Perceptive Credit Facility of $30.0 million, $1.0 million of borrowings under the former SVB Term Loan, and proceeds of $0.4 million from the exercise of stock options offset by the repurchase of Legacy Pear common and convertible preferred stock of $32.0 million and the payment to extinguish the former SVB Term Loan in the amount of $17.3 million.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 113

Related Party Transactions
During the year ended December 31, 2020, in connection with the Legacy Pear Series D-2 preferred stock offering, the Company completed a tender offer whereby the Company purchased 2,788,732 shares of Legacy Pear common stock from its President & Chief Executive Officer, and 41,100 Legacy Pear common shares from certain eligible employees, at a purchase price of $3.9433 per share totaling $11.2 million and resulting in a stock-based compensation expense of $7.3 million, representing the difference between the purchase price and the fair value of the Legacy Pear common stock on the date of the sale.
Certain holders of Legacy Pear Series A preferred stock had representation on the Company’s then board of directors and purchased shares of Legacy Pear Series B preferred stock. Certain holders of Legacy Pear Series A and B preferred stock had representation on the Company’s then board of directors and purchased shares of Legacy Pear Series C preferred stock. Certain holders of Legacy Pear Series A, B, and C preferred stock had representation on the Company’s then board of directors and purchased shares of Legacy Pear Series D preferred stock. Certain holders of Legacy Pear Series A, B, C, and D preferred stock had representation on the Company’s then board of directors and purchased PIPE Shares.
Emerging Growth Company Status (JOBS Act)
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(A) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period.
We expect to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public business entities and nonpublic business entities until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
In addition, we have chosen to take other exemptions and reduced reporting requirements provided by the JOBS Act and are not required to, among other things:
(a)     provide an auditor’s attestation report on Pear’s system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
(b)     provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; and
(c)     disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
Recent Accounting Pronouncements
Refer to the accompanying notes to consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in Part II, Item 8 of this Form 10-K for more information regarding recently issued accounting pronouncements, the timing of their adoption, and its assessment, to the extent it has made one, of their potential impact on its financial condition and results of operations.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 114

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with US generally accepted accounting principles, or US GAAP, and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. See Note 2 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information. Management bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.
The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known.
Legacy Pear Preferred and Common Stock Valuations
The fair value of Legacy Pear’s preferred and Legacy Pear common stock underlying stock awards was determined by the then board of directors. Given the absence of a public trading market, the then board of directors considered numerous objective and subjective factors to determine the fair value of Legacy Pear’s common stock at each board of directors meeting in which stock awards were approved. These factors included, but were not limited to:
•the prices at which we sold our preferred stock to outside investors in arms-length transactions;
•our results of operations, financial position, and capital resources;
•contemporaneous third-party valuations common stock;
•the rights, preferences, and privileges of convertible preferred stock relative to common stock;
•the lack of marketability of common stock;
•stage and development of Pear’s business;
•the history and nature of our business, industry trends and competitive environment,
•general economic conditions; and
•the likelihood of achieving a liquidity event, such as an initial public offering or sale of Pear, given prevailing market conditions.
We determined the fair value per share of the underlying Legacy Pear preferred and Legacy Pear common stock by taking into consideration results obtained from third-party valuations and additional factors that were deemed relevant. The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our Legacy Pear preferred and Legacy Pear common stock and our stock-based compensation expense could be materially different. The fair value of the underlying Legacy Pear common stock was determined by the then board of directors until we were listed on Nasdaq on December 3, 2021.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 115

Revenue Recognition
We determine both product and collaboration and license revenue recognition through the following five-step framework in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, ASC 606:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, Pear satisfies a performance obligation.
Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. To the extent the goods and services are distinct, it requires an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. The Company typically determines standalone selling prices using an adjusted market assessment approach model.
The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.
Our collaboration and license revenue to date has primarily been generated through two collaboration and license agreements: the Sandoz Agreement and the NIBR Agreement.
In October 2019, Sandoz terminated the Sandoz Agreement, and thereafter Pear assumed the responsibility to commercialize its two lead products, reSET and reSET-O. In October 2019, we began our efforts to self-commercialize reSET and reSET-O. In addition, in June 2020, NIBR terminated their collaboration agreement with the Company related to our schizophrenia and multiple sclerosis product candidate development programs. We will not recognize any revenue under these agreements in the future.
To date, while we have recognized product revenue from the sale of our PDTs, reSET, reSET-O, and Somryst, and although we expect to continue to recognize revenue from the sale of these PDTs, we do not expect to generate significant revenue until 2023.
Valuation of Earn-Out Liabilities
As discussed in Notes 1, 3, and 4 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on December 3, 2021, we completed a Business Combination. In connection with the Business Combination and pursuant to the Business Combination Agreement, eligible Legacy Pear Shareholders are entitled to receive an aggregate of 12,395,625 shares of the Company’s Class A common stock (“Earn-Out Shares”) upon the Company achieving certain earn-out triggering events. At the time of closing, the Company recorded the earn-out liabilities upon issuance at its then estimated fair value of the Earn-Out Shares. The fair
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 116

value of the Earn-Out Shares was derived utilizing a Monte Carlo Simulation Method (“MCSM”) to assess the likelihood of a triggering event occurring in the specified time frame. Under each scenario, the occurrence of a triggering event is tracked. If one of the thresholds is reached, then the underlying fair value of the common stock at the time of the trigger event is utilized to determine the fair value of the Earn-Out Shares that would be issued. The mean value of the shares estimated over the course of numerous iterations are calculated to arrive at the fair value of the Earn-Out shares. The MCSM utilizes a number of inputs which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, expected date of a qualifying event, and qualifying traded share price within the specified time frame. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to certain assumptions, such as the volatility of underlying shares. The earn-out liabilities to the Legacy Pear shareholders are measured at the end of each reporting period at fair value with changes in fair value reported in our statement of operations.
If the applicable triggering event is achieved for a tranche, the Company will account for the Earn-Out Shares for such tranche as issued and outstanding common stock.
Stock-Based Compensation
Accounting for stock-based compensation is a critical accounting policy due to the broad-based equity awards provided to employees at all levels and the use of equity awards as part of the strategy to retain employees as a result of a change of control events. Pear issues stock-based compensation to employees and non-employees, generally in the form of stock options and starting in 2022, restricted stock units, or RSUs. Compensation expenses for stock options are recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are accounted for when they occur. The fair value of the stock options is measured on the grant date using the Black-Scholes model, which utilizes the following estimates as inputs:
•Expected volatility: determined based on an average of the historical volatility of a peer group of similar public companies;
•Expected term: as our employee stock options have “plain vanilla” characteristics, the expected term is determined using the simplified method, which represents the average of the contractual term of the option and the weighted average vesting period of the option; the contractual life of the option is used for the expected life of non-employee stock options;
•Risk-free interest rate: based upon the US Treasury yield curve in effect at the time of grant; and
•Expected dividend yield: based on our history and current expectation of not paying dividends in the foreseeable future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” we are not required to provide this information.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 117

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and the Board of Directors of Pear Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pear Therapeutics, Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and recurring negative operating cash flows and may be unable to remain in compliance with certain financial covenants required under its credit facility which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 28, 2022

We have served as the Company’s auditor since 2017.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 119

Pear Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$169,567	$110,900
Short-term investments	5,004	13,535
Accounts receivable	1,794	257
Prepaid expenses and other current assets	8,876	1,365
Total current assets	185,241	126,057
Property and equipment, net	6,255	4,277
Restricted cash	411	1,161
Other long-term assets	5,253	871
Total assets	$197,160	$132,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,806	$4,506
Accrued expenses and other current liabilities	17,946	9,568
Deferred revenues	421	267
Debt	26,993	26,345
Total current liabilities	47,166	40,686
Embedded debt derivative	675	675
Warrant liabilities	8,528	2,650
Earn-out liabilities	48,363	—
Other long-term liabilities	1,994	1,239
Total liabilities	106,726	45,250
Commitments and contingencies (Note 8)
Legacy convertible preferred stock (Note 10)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2021; and no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 690,000,000 authorized as of December 31, 2021; and 137,836,028 and 106,721,864 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	14	11
Additional paid-in capital	338,404	269,946
Accumulated deficit	(247,983)	(182,841)
Accumulated other comprehensive (loss) income	(1)	—
Total stockholders’ equity	90,434	87,116
Total liabilities and stockholders’ equity	$197,160	$132,366

The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 120

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenue
Product revenue	$3,748	$149
Collaboration and license revenue	460	9,235
Total revenue	4,208	9,384
Cost and operating expenses
Cost of product revenue	5,233	1,718
Research and development	37,041	28,084
Selling, general, and administrative	67,619	56,226
Total cost and operating expenses	109,893	86,028
Loss from operations	(105,685)	(76,644)
Other income (expenses):
Interest and other (expense) income, net	(4,144)	(1,767)
Change in estimated fair value of earn-out liabilities	47,038	—
Change in estimated fair value of warrant liabilities	(298)	(795)
Loss on extinguishment of debt	—	(998)
Loss on issuance of legacy convertible preferred stock	(2,053)	(16,819)
Total other income (expense)	40,543	(20,379)
Net loss	$(65,142)	$(97,023)
Unrealized (loss) gain on short-term investments	$(1)	$(29)
Comprehensive loss	$(65,143)	$(97,052)

Net loss	$(65,142)	$(97,023)
Loss on repurchase of convertible preferred stock	—	(11,053)
Net loss attributable to common stockholders	$(65,142)	$(108,076)
Net loss per share:
Basic and diluted	$(0.57)	$(1.21)
Weighted average common shares outstanding:
Basic and diluted	113,328,450	89,216,091
The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 121

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	44,693,053	$144,827	14,859,315	$1	$3,771	$(69,844)	$29	$(66,043)
Retroactive application of recapitalization (Note 1)	(44,693,053)	(144,827)	72,826,372	8	144,820	—	—	144,828
Adjusted balance, beginning of period	—	—	87,686	9	148,591	(69,844)	29	78,785
Issuance of Legacy Pear Series D convertible preferred stock, net of issuance costs of $768	—	—	29,956	3	127,828	—	—	127,831
Repurchase of preferred and common shares	—	—	(11,941,100)	(1)	(8,752)	(15,974)	—	(24,727)
Exercise of common stock options	—	—	1,021,730	—	409	—	—	409
Stock-based compensation expense	—	—	—	—	1,813	—	—	1,813
Other comprehensive loss	—	—	—	—	—	—	(29)	(29)
Net loss	—	—	—	—	—	(97,023)	—	(97,023)
Issuance of warrants	—	—	—	—	57	—	—	57
Balance at December 31, 2020	—	$—	106,721,878	$11	$269,946	$(182,841)	$—	$87,116
Issuance of Legacy Pear Series D convertible preferred stock, net of issuance costs of $83	—	—	4,503,618	—	21,970	—	—	21,970
Exercise of common stock options	—	—	1,130,921	—	859	—	—	859
Stock-based compensation expense	—	—	—	—	3,810	—	—	3,810
Exercise of Legacy Pear warrants	—	—	1,079,686	—	10,907	—	—	10,907
Reverse recapitalization, net of transaction costs (Note 1)	—	—	24,399,925	3	142,800	—	—	142,803
Recognition of warrant liabilities in connection with the Business Combination (Note 3)	—	—	—	—	(16,487)	—	—	(16,487)
Recognition of earn-out liabilities (Note 3)	—	—	—	—	(95,401)			(95,401)
Other comprehensive income	—	—	—	—	—	—	(1)	(1)
Net loss	—	—		—	—	(65,142)	—	(65,142)
Balance at December 31, 2021	—	$—	137,836,028	$14	$338,404	$(247,983)	$(1)	$90,434
The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 122

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2021	2020
Operating Activities:
Net loss	$(65,142)	$(97,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,689	381
Amortization of intangible asset	563	50
Amortization of debt discount	648	498
Loss on extinguishment of debt	—	998
Accretion and amortization of interest income	22	(106)
Stock-based compensation expense	3,810	9,026
Loss on issuance of legacy convertible preferred stock	2,053	16,819
Change in fair value of warrants	298	795
Change in fair value of earn-out liabilities	(47,038)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,192)	751
Prepaid expenses and other assets	(8,979)	109
Accounts payable	(3,094)	1,730
Accrued expenses, other liabilities and non-current liabilities	7,144	3,953
Deferred revenues	175	(5,875)
Net cash used in operating activities	(109,043)	(67,894)
Investing Activities:
Proceeds from maturities of short-term investments	16,525	79,600
Purchases of short-term investments	(8,014)	(16,025)
Purchases of property and equipment	(3,278)	(3,900)
Purchases of intangible assets	(1,350)	—
Milestone based license fee payment	(1,000)	(750)
Net cash provided by investing activities	2,883	58,925
Financing Activities:
Proceeds from issuance of convertible preferred stock, net	19,917	111,054
Proceeds from Business Combination, net of transactions costs paid	144,301	—
Repayment of note assumed in the Business Combination	(1,000)	—
Proceeds from issuance of debt	—	31,000
Principal payments on debt	—	(17,280)
Deferred financing fees and related debt issuance costs	—	(1,500)
Proceeds from exercise of stock options	859	409
Net cash provided by financing activities	164,077	91,703
Net increase in cash, cash equivalents and restricted cash	57,917	82,734
Cash, cash equivalents and restricted cash—beginning of period	112,061	29,327
Cash, cash equivalents and restricted cash—end of period	$169,978	$112,061
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,709	$2,039
Supplemental disclosure of non-cash investing and financing information:
Issuance of stock upon exercise of Legacy Pear warrants	$10,907	$—
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 123

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Recognition of warrant liability	$16,487	$1,860
Recognition of earn-out liabilities	$95,401	$—
Note payable and net liabilities assumed in the Business Combination (excluding warrant liabilities)	$1,147	$—
Deferred offering and equity issuance costs included in accounts payable and accrued expenses	$700	$42
Purchase of intangible asset with seller financing	$1,011	$—
Purchases of property and equipment in accounts payable and accrued expenses	$388	$38
Fair value of embedded derivative	$—	$675
The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 124

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
1.    NATURE OF BUSINESS
Organization
Pear Therapeutics, Inc. and subsidiaries (the "Company" or "Pear"), is a leader in prescription digital therapeutics, or PDTs. The Company’s PDTs treat diseases with clinically validated software.
On December 3, 2021, (the “Closing Date”), Thimble Point Acquisition Corp. (“THMA”) consummated the previously announced merger pursuant to the Business Combination Agreement, dated June 21, 2021, by and among THMA, Pear Therapeutics, Inc. (now Pear Therapeutics (US), Inc.) and Oz Merger Sub, Inc., pursuant to which Oz Merger Sub, Inc. merged with and into Pear Therapeutics (US), Inc., with Pear Therapeutics (US), Inc. becoming our wholly owned subsidiary (the “Business Combination”). Upon the closing of the Business Combination, THMA changed its name to Pear Therapeutics, Inc. and Pear Therapeutics, Inc. changed its name to Pear Therapeutics (US), Inc.
In connection with the Business Combination, THMA completed the sale and issuance of 10,280,000 shares of Class A common stock in a fully committed common stock private placement at a purchase price of $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $102,800 (“PIPE Investment”), and a Forward Purchase Agreement Assignment, dated as of December 2, 2021, by and among THMA, the Anchor Investor, and a Pipe Investor (the “Forward Purchase Assignment”); which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the PIPE Shares were automatically converted into shares of the Company's Class A common stock on a one-for-one basis. In addition, all of the remaining outstanding THMA Class A common shares were separated, pursuant to their terms, into one share of Class A common stock (which totaled 832,899 shares Class A common stock, “Public Shares”) and one-third (1/3) of one redeemable warrant (and THMA’s units ceased trading on the Nasdaq). Further, LP SPAC 1 LLC (the “Anchor Investor”) purchased 6,387,026 shares of Class A common stock at a purchase price of $10.00 per share in connection with the Forward Purchase Agreement, dated as of February 1, 2021, by and between THMA and the Anchor Investor (the “Forward Purchase Agreement”), as amended from time to time, including by the Amendment to Forward Purchase Agreement dated as of June 21, 2021 and the Second Amendment to Forward Purchase Agreement dated as of November 14, 2021 (the “Amended Forward Purchase Agreement”) entered into with THMA on February 1, 2021 (“THMA Sponsor Shares”). Gross proceeds from the Merger totaled approximately $175,001 which included funds held in THMA’s trust account (after giving effect to redemptions). Transaction costs totaled approximately $32,779.
Unless otherwise indicated or the context otherwise requires, references in this Form 10-K to the “Company”, “our”, and “Pear” refer to the consolidated operations of Pear Therapeutics, Inc. and its subsidiaries. References to THMA refer to the company prior to the consummation of the Business Combination and references to “Legacy Pear” refer to Pear Therapeutics, Inc. (now Pear Therapeutics (US), Inc.) prior to the consummation of the Business Combination.
Legacy Pear was deemed the accounting acquirer in the Business Combination. This determination was primarily based on Legacy Pear’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Pear having the ability to appoint a majority of the Board of Directors of the combined company, Legacy Pear’s existing management comprising the senior management of the combined company, Legacy Pear comprising the ongoing operations of the combined company, Legacy Pear being the larger entity based on historical revenues and business operations, and the combined company assuming Legacy Pear’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Pear issuing stock for the net assets of THMA, accompanied by a recapitalization. Under this method of accounting, THMA who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Pear issuing stock for the net assets of THMA, accompanied by a recapitalization. The net assets of THMA are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share,
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 125

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
issued to Legacy Pear stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Pear’s Convertible Preferred Stock (“Legacy Convertible Preferred Stock”) and Legacy Pear common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 1.47 established in the Business Combination. Legacy Pear’s convertible preferred stock previously classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the reverse recapitalization. See Note 3 for more information.
THMA, now Pear Therapeutics, Inc., a Delaware corporation was incorporated on December 1, 2020. Pear Therapeutics (US), Inc., previously known as Pear Therapeutics, Inc. (“Legacy Pear”), is a Delaware corporation incorporated on August 14, 2013. The Company is headquartered in Boston, Massachusetts.
Going Concern
The Company is subject to a number of risks and uncertainties common to early-stage technology-based companies, including, but not limited to, rapid technological changes, protection of its proprietary technology and intellectual property, commercialization of existing and new products, development by competitors of competing products, dependence on key personnel, compliance with government regulations, including compliance with the US. Food and Drug Administration, or FDA, and the ability to secure additional capital to fund operations.
The Company obtained FDA marketing authorization for its three products, reSET® (2017), reSET-O® (2018), and Somryst® (2020). In October 2019, after terminating our agreement with Sandoz Inc., our then collaboration partner, we began the direct commercialization of reSET® and reSET-O®.
The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under its credit facility. For the year ended December 31, 2021, the Company had a net loss of $65,142 and as of December 31, 2021 had an accumulated deficit of $247,983. As of December 31, 2021, the Company had $174,571 of cash and cash equivalents and short-term investments. While the Company has recorded revenue, revenues have been insufficient to fund operations. Accordingly, the Company has funded its operations to date through a combination of proceeds raised from equity and debt issuances, including the Business Combination. The Company’s operating costs include the cost of developing and commercializing products as well as providing research services. As a consequence, the Company will need to raise additional equity and debt financing that may not be available, if at all, at terms acceptable to the Company to fund future operations. As a result, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, prospects, financial condition and operating results. Management believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements and the material adverse change clause in the loan agreement with its lender, the amounts due as of December 31, 2021, have been classified as current in the consolidated balance sheet. The lender has not invoked the material adverse change clause as of the date of issuance of these financial statements. The accompanying consolidated financial statements do not reflect any other adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company is subject to various covenants related to the Perceptive Credit Facility entered into on June 30, 2020 (Note 7) and given the substantial doubt about the Company’s ability to continue as a going concern, there is a risk that it may not meet its covenants in the future.
COVID-19 Related Significant Risks and Uncertainties
There continues to be uncertainties regarding the pandemic of the novel coronavirus, or COVID-19. The pandemic has significantly impacted the economic conditions in the US, as federal, state and local governments react to the
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 126

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
public health crisis, creating significant uncertainties in the US economy. The downstream impact of various lockdown orders and related economic pullback affect our business and our customers to varying degrees. the Company is closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, patients, employees, suppliers, vendors, and business partners. The Company is unable to predict the specific impact that COVID-19 may have on its business, financial position, and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.
In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act of 2020, or the CARES Act, which was signed into law on March 27, 2020. The CARES Act provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due by December 31, 2021, and the remaining 50% due by December 31, 2022. During the year ended December 31, 2020, the Company deferred payments of $854 of social security taxes, of which $427 is included in accrued expenses and other liabilities and the remaining $427 is included in other long-term liabilities. The company paid $427 during the year ended December 31, 2021, and had $427 included in accrued expenses and other liabilities within the consolidated balance sheet as of December 31, 2021.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Update, or ASU, of the Financial Accounting Standards Board, or FASB.
The consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 include the accounts of Pear and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.
Certain monetary amounts, percentages, and other figures included elsewhere in these consolidated financial statements have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the Consolidated Statement of Operations for the year ended December 31, 2020, to present the change in fair value of warrant liabilities as a separate line item; this amount was included in the Interest and other (expense) income, net line item in prior years.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates and changes in estimates are reflected in reported results in the period in which they become known.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 127

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Cash, Cash Equivalents, and Restricted Cash
The Company considers only those highly liquid investments, readily convertible to cash, that mature within 90 days from the date of purchase to be cash equivalents. The Company’s cash equivalents include money market funds and overnight deposits.
The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$169,567	$110,900
Restricted cash - long-term	411	1,161
Total cash, cash equivalents, and restricted cash	$169,978	$112,061
Investments
Investments include marketable securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations or to make them available for current operations. All investments in marketable securities are classified as available for sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax in accumulated other comprehensive income (loss), which is a component of stockholders’ equity. Unrealized losses that are determined to be other than temporary, based on current and expected market conditions, are recognized in earnings. Declines in fair value determined to be credit-related are charged to earnings. The cost of marketable securities sold is determined by the specific identification method.
Concentration of Credit Risk
Financial instruments that are potentially subject to a significant concentration of credit risk consist primarily of cash, cash equivalents, investments, restricted cash and accounts receivable. The Company attempts to minimize the risk related to investments by working with highly rated financial institutions that invest in a broad and diverse range of financial instruments as defined by the Company. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit credit exposure to any single issuer. Through December 31, 2021, the Company has not experienced any losses on such deposits. One collaboration partner represented 100% of the Company’s total deferred revenue as of December 31, 2020.
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. A financial instrument’s categorization within the fair value
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 128

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value are:
•Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred. Depreciation expense is recognized using the straight-line method over the estimated useful lives, which are typically:

Estimated Useful Life
Equipment	3 years
Internal-use software	3 - 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of economic useful life or the remaining lease term
The Company capitalizes costs incurred to develop internal-use software during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal and external costs incurred in connection with the development of upgrades or enhancements that result in additional functionality are also capitalized. Amortization commences when the software is available for its intended use and is amortized on a straight-line basis over the software’s estimated useful life, calculated using a mid-quarter convention.
Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the consolidated statements of operations and other comprehensive loss. Major replacements and improvements are capitalized. Expenditures for repairs and maintenance are expensed as incurred.
Intangible Assets
Intangible assets consist of identifiable intangible assets, including developed technology, resulting from the Company’s acquisitions. Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis or accelerated method over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.
Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization
Long-live assets primarily include property and equipment and intangible assets, which are included in other long-term assets on the consolidated balance sheets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 129

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
amount of the asset exceeds the fair value of the asset. The Company did not recognize any impairment losses on long-lived assets for the years ended December 31, 2021 and 2020.
Leases
Rent expense for non-cancelable operating leases, including rent escalation clauses, tenant improvement allowances, and rent-free periods when applicable, is recognized on a straight-line basis over the term of the lease with the difference between required lease payments and rent expense recorded as deferred rent. The lease term begins on the commencement date as defined in the lease agreement or when the Company takes possession of or begins to control the physical use of the property, whichever is earlier. Refer to Note 8 for further information.
Derivative Liabilities
The Company accounts for derivative financial instruments as either equity or liabilities in accordance with ASC Topic 815, Derivatives and Hedging, or ASC 815, based on the characteristics and provisions of each instrument. Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. Derivative instrument liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.
The Company’s Perceptive Credit Facility (see Note 7 for more information) contains certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives liabilities that are required to be re-measured at fair value each reporting period. Additionally, Legacy Pear issued Series A and Series D preferred stock warrants, which were classified as derivative liabilities recorded at fair value. See Note 4 and Note 7 for more information. The changes in the fair value of the warrants are recorded as other income (expense) in the Company’s consolidated statements of operations and comprehensive loss.
Legacy Pear Convertible Preferred Stock
In connection with the Business Combination, all Legacy Preferred Shares were converted to Class A common stock. See Notes 1, 3, and 10 for further information.
The Company recorded shares of Legacy Pear convertible preferred stock at their respective estimated fair values on the dates of issuance, net of issuance costs. Legacy Pear’s convertible preferred stock was classified outside of stockholders’ deficit because the holders of such shares had liquidation and redemption rights in the event of a deemed liquidation event that, in certain situations, are not solely within the control of the Company, such as a merger, acquisition, and sale of all or substantially all of the Company’s assets.
Warrant Liabilities
Management evaluates all of the Company’s financial instruments, including issued Warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
As of December 31, 2021, there are 5,013,333 Private Placement Warrants that are exercisable to purchase shares of Class A common stock to investors as well as 9,199,944 Public Warrants. All of the Company’s outstanding Warrants are recognized as assets or liabilities in accordance with ASC 815-40 and adjusts the warrant asset or liability to fair value at each reporting period. The assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Public Warrants are traded on the NASDAQ and are recorded at fair value using the closing stock price as of the measurement date. The Private Placement Warrants, which have a single holder, have similar terms and are subject to substantially the same redemption features as the Public Warrants. Accordingly, the most advantageous market for the Private Placement Warrants is determined from the perspective of the holder of such warrants as
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 130

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
an asset. Since any transfer to a non-permitted transferee (i.e., to a market participant) would cause the Private Placement Warrants to become public warrants, the fair value of the Private Placement Warrants is based on the quoted price of the Public Warrants.
Earn-Out Liabilities
In connection with the Business Combination, holders of Legacy Pear Common Shares and Legacy Pear Preferred Shares received the contingent right to receive additional Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. As the contingent earn-out consideration contains a settlement provision that precludes it from being indexed to the Company’s stock, it is classified as a liability under ASC 480. The fair value of the contingent earn-out consideration is estimated as of the acquisition date at the present value of the expected contingent payments using a Monte Carlo simulation. The fair value estimates use unobservable inputs that reflect our own assumptions as to the Company’s ability to meet the earn-out targets and discount rates used in the calculations. The unobservable inputs are defined in ASC Topic 820, “Fair Value Measurements and Disclosures,” as Level 3 inputs.
We review the probabilities of achievement of the earn-out targets to determine the impact on the fair value of the earn-out consideration on a quarterly basis over the earn-out period. Actual results are compared to the estimates and probabilities of achievement used in our forecasts. Should actual results of the business increase or decrease as compared to our estimates and assumptions, the estimated fair value of the contingent earn-out consideration liability will increase or decrease, up to the contractual limit, as applicable. Changes in the estimated fair value of the contingent earn-out consideration are recorded in other (expense) income in the Consolidated Statements of Operations and Comprehensive Loss and are reflected in the period in which they are identified. Changes in the estimated fair value of the contingent earn-out consideration may materially impact or cause volatility in our operating results.
Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, ASC 606.
At inception, the Company determines whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when the performance obligation is satisfied. The Company only applies the five-step model to contracts when it determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.
Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 131

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Determining the transaction price requires significant judgment, which is discussed in further detail for each of the Company’s collaboration agreements in Note 9. In addition, none of the Company’s contracts as of December 31, 2021, contained a significant financing component.
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company typically determines standalone selling prices using an adjusted market assessment approach model.
The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance, (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.
Product Revenue Recognition—Product revenue includes sales of the Company’s products, reSET, reSET-O and Somryst, all of which are PDTs that have received marketing authorization by the FDA. reSET and reSET-O are FDA-authorized, 12-week, prescription-only therapeutics for substance use disorder, or SUD, and opioid use disorder, or OUD, respectively, to be used as adjuncts to standard outpatient treatment. Our third product, Somryst, achieved FDA marketing authorization in March 2020, for the treatment of chronic insomnia and the Company began to commercialize Somryst in October 2020. Sales of our products include multiple performance obligations, some of which are satisfied at the point in time when the products are made available to the customer (under a bulk order) or when a prescription is fulfilled, and some of which are recognized over the term of the contract or over the prescription period.
For the year ended December 31, 2021, the majority of our revenue was generated through bulk purchases from three customers, all of whom were state governments or agencies, who represented 34%, 23%, and 10% respectively of total revenue.
Licensing, Milestone and Contract Revenue—Prior to 2021, the Company’s revenue has primarily been generated through collaborative research, development and commercialization agreements, under which it out-licensed certain rights to its products to third parties. The terms of these agreements generally contained multiple performance obligations, which included (i) licenses, or options to obtain licenses, to the Company’s technology and (ii) research and development activities to be performed on behalf of the collaborative partner. Payments to the Company under these arrangements typically include one or more of the following: nonrefundable, up-front license fees; funding of research and/or development efforts; development, regulatory and commercial milestone payments; royalties on net sales of licensed products; and profit-share payments. Each of these payments resulted in license and collaboration revenue, except for revenue from royalties on net sales of licensed products, which are classified as royalty revenue.
Licenses of Intellectual Property—If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, up-front fees. The Company
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 132

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Research and Development Funding—Arrangements that include reimbursements of research and development costs are generally combined with other promises and are generally considered to have variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. If and when the Company assesses that these reimbursements are probable, the Company adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and earnings in the period of adjustment. Research and development funding arrangements that include milestones are recognized as described below.
Development Milestone Payments—At the inception of each arrangement that includes nonrefundable payments for contingent milestones, including preclinical research and development, clinical development and regulatory milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligation under the contract is satisfied.
At the end of each reporting period, the Company reevaluates the probability of the achievement of contingent milestones and the likelihood of a significant reversal of such milestone revenue and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment. This regular reassessment may result in recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.
Commercial Milestone Payments and Royalties—For arrangements that include sales-based royalties, including milestone payments based on the level of sales and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied.
Deferred Revenue—In general, deferred revenue arises from amounts received in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Upfront payment contract liabilities resulting from the Company’s license agreements do not represent a financing component as the payment is not financing the transfer of goods or services, and the technology underlying the licenses granted reflects research and development expenses already incurred by the Company.
Commissions—During the years ended December 31, 2021 and 2020, the Company paid commissions to its internal sales team. The Company acts as a principal in the contracts with their partners as the Company controls the product, establishes the price and bears the risk of non-performance. The Company records the revenue on a gross basis and commissions are recorded as a sales and marketing expense in the consolidated statements of operations and comprehensive loss. The Company recognizes its commission expense as a point-in-time expense as contract obligations are primarily completed within a one-year contract period.
Accounts Receivable and Allowance for Doubtful Accounts—In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 days. We analyze accounts that are past due for collectability and periodically evaluate the creditworthiness of our customers. As of December 31, 2021 and 2020, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 133

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Stock-Based Compensation
The Company’s stock-based compensation program allows for grants of common stock options, restricted stock awards and restricted stock units. Grants are awarded to employees and non-employees, including directors.
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees and non-employees to be recognized as an expense in the consolidated statements of operations and comprehensive loss based on their fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model, or Black-Scholes. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards.
Stock-based compensation awards are subject to service-based vesting periods. Compensation expense related to awards to employees and non-employees with service-based vesting conditions are recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. See Note 11 for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding.
Black-Scholes requires inputs based on certain subjective assumptions, including (i) the expected stock price volatility, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the Company’s common stock and continued lack of sufficient company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The Company uses the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted to employees and non-employees, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on US Treasury securities with a maturity date commensurate with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock. The Company recognizes forfeitures as they occur.
Due to the absence of an active market for the Company’s common stock prior to the Business Combination, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for stock options granted, the Company considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.
Cost of Product Revenue
Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of the Company’s products, including pharmacy costs, royalties paid under license agreements related to our
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 134

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
commercialized products, amortization of milestone payments capitalized related to commercialized products, hosting costs, and personnel-related costs, including salaries and bonuses and employee benefits.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development expense primarily consists of expenses incurred in performing research and development activities, including salaries and bonuses, employee benefits, stock-based compensation, facility costs, depreciation, contract services and other outside vendors engaged in conducting development activities and clinical trials, as well as the cost of licensing technology and costs related to collaboration arrangements.
We also include in research and development expenses the costs associated with software development of PDTs to support future commercial opportunities. Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization, beginning when technological feasibility for the product has been established and ending when the product is available for general release. Such costs have not been significant to date as the time lapse between technological feasibility and release is typically short and thus has been included in research and development costs. Costs incurred to enhance our existing products after the general release of the product are expensed in the period they are incurred and included in research and development costs in the accompanying consolidated statements of operations and comprehensive loss.
Milestone Payments
The Company, from time to time, will enter into strategic agreements with third parties, which give the Company rights to develop, market and/or sell PDTs, the rights to which are owned by such third parties. As a result of these agreements, the Company may be obligated to make payments to these third parties contingent upon the achievement of certain pre-determined criteria. For milestones achieved prior to marketing approval of the product, such payments are expensed as research and development. After marketing approval, any additional milestone payments are capitalized and amortized to cost of product revenue over the remaining useful life of the asset. All capitalized milestone payments are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
Selling, General, and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, employee benefits, stock-based compensation and marketing expenses, costs to support the commercialization of our products, allocated facilities expenses, depreciation expenses, insurance, executive management travel and professional services expenses, including legal, talent acquisition, audit, accounting and tax-related services. Facilities costs consist of rent and maintenance of facilities. Costs associated with advertising are expensed in the period incurred and are included in selling, general and administrative expenses. Advertising expenses were $5,693 and $1,561 for the years ended December 31, 2021 and 2020, respectively.
Patent Costs
All patent-related costs incurred in connection with the filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Such amounts incurred are classified as selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts, and the tax bases of existing assets and liabilities for the loss and credit carryforwards using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 135

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
allowance if it is more likely than not that these assets may not be realized. The Company determines whether a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.
Comprehensive Loss
For the years ended December 31, 2021 and 2020, the Company’s comprehensive income (loss) consists of its net loss and unrealized gains and losses from investments.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share, or EPS, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.
The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.
As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of the pre-merger Pear Therapeutics, Inc. financial statements; Pear Therapeutics, Inc. equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, THMA. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3 for details of this recapitalization and Note 13 for discussion of the retrospective adjustment of net loss per share.
Segment and Geographic Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer, or CEO. The Company views its operations as and manages its business in one operating segment operating exclusively in the US.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 136

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Emerging Growth Company Status
The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company, or EGC, such as us to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC, which means that when a standard is issued or revised, it has different applications for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt-out” of such extended transition period or (ii) no longer qualify as an EGC.
Deferred Offering Costs
Deferred offering costs include certain legal, accounting, consulting and other third-party fees incurred directly related to an anticipated business combination. The Company defers offering costs classified as a long-term asset until the closing or termination of the business combination. At the closing of the business combination, these costs are recorded in stockholders’ deficit as a reduction of additional paid-in capital. Should the business combination for which those costs relate no longer be considered probable of being consummated, all deferred offering costs will be charged to operating expenses in the statement of operations at such time.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB, issued ASU 2016-02, Leases (Topic 842), which requires lessees to record most leases on the balance sheet and recognize the expense in the statement of operations and comprehensive loss in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the underlying asset for the lease term. This standard is applicable to the Company for the annual reporting periods beginning after December 15, 2021. The Company adopted ASC 842 on January 1, 2022 and expects the adoption of ASC 842 to incrementally increase our assets and liabilities, respectively by the right of use asset in the range of $10,500 to $11,700 and by the lease liabilities in the range of $11,500 to $12,700. The impact to the accumulated deficit is expected to be immaterial.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets such as available for sale debt securities, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard is effective for annual reporting periods beginning after December 15, 2022. The Company is still evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements; however, it does not expect the impact to be material.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company is currently evaluating the potential impact that ASU 2019-12 will have on its consolidated financial statements and related disclosures; however, it does not expect the impact to be material.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing certain accounting separation models as well as the accounting for debt instruments with embedded conversion features that are not required to be accounted for as derivative instruments. The update also updates and improves the consistency of earnings per share calculations for
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 137

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
convertible instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact that the implementation of this update will have on the Company’s consolidated financial statements and related disclosures.
3.     Business Combination
As discussed in Note 1, on December 3, 2021, the Company consummated a business combination pursuant to the Business Combination Agreement (“BCA”) with THMA dated June 21, 2021. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, THMA, who was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Pear issuing stock for the net assets of THMA, accompanied by a recapitalization.
Upon the closing of the Business Combination, holders of Legacy Pear common stock received shares of Class A common stock in an amount determined by application of the exchange ratio of approximately 1.47 (the “Exchange Ratio”), which was based on Legacy Pear’s implied price per share prior to the Business Combination. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Pear.
In addition, holders of Legacy Pear Common Shares (and Legacy Pear Preferred Shares who converted their shares into Legacy Pear Common Shares in connection with the Merger) received the contingent right to receive up to 12,395,625 additional Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The holders of Legacy Pear common stockholders can contingently receive up to 12,395,625 shares in the aggregate of additional Class A common stock in three equal tranches of 4,131,875 shares respectively, upon the Company achieving $12.50, $15.00, or $17.50, respectively, as its volume-weighted average price per share for any 20 trading days within a 30 consecutive trading day period (as adjusted for share splits, reverse share splits, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares, or the like).
Further, the Company assumed the outstanding Public Warrants to purchase 9,199,944 shares of the Company’s Class A common stock at $11.50 per share and the outstanding Private Placement Warrants, held by LJ10 LLC, (the “Sponsor”) (the “Private Placement Warrants”) to purchase 5,013,333 shares of the Company’s Class A common stock at $11.50 per share. The Public and Private Placement Warrants expire five years after the completion of the Business Combination.
In connection with the Business Combination, the Company incurred approximately $32,779 of equity issuance costs, consisting of underwriting, legal, and other professional fees, $31,400 of which were recorded to additional paid-in capital as a reduction of proceeds and $1,379 of which was recorded as an expense in selling, general, and administrative expenses on the consolidated statement of comprehensive income.
See Note 7 for information on the Legacy Pear warrants that were exercised prior to the Business Combination.
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of changes in equity:
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 138

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Year Ended December 31, 2021
Cash - THMA trust and cash (net of redemptions)	$8,331
Cash - PIPE Investors and Forward Purchase Assignment	102,800
Cash - Forward Purchase Agreement (Anchor Investor)	63,870
Gross proceeds (excluding cash due at December 31, 2021 from the Trust Account)	175,001
Less: transaction costs and advisory fees paid	(30,700)
Net proceeds from the Business Combination	144,301
Less: warrant liabilities assumed	(16,487)
Less: repayment of note assumed in the Business Combination	(1,000)
Less: accrued transaction costs at December 31, 2021	(700)
Plus: cash receivable from Trust	345
Less: net liabilities assumed in the Business Combination	(146)
Reverse merger, net of transaction costs	$126,313
The number of shares of common stock outstanding immediately following the consummation of the business combination was as follows:

Class A Common Stock
THMA Public Shares	832,899
THMA Initial Stockholders	6,900,000
THMA Sponsor Shares	6,387,026
Shares Issued to PIPE Investors and Forward Purchase Assignment	10,280,000
Legacy Pear Equityholders (1)	113,399,293
Total shares of common stock immediately after business combination	137,799,218
(1)     The number of Legacy Pear shares was determined from the shares of Legacy Pear shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of approximately 1.47. All fractional shares were rounded down.
Public Warrants and Private Placement Warrants
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability and have been classified as such on the balance sheet in accordance with the accounting policy described within Note 2. At December 31, 2021, the fair value of the warrant liability was $8,528. See Note 10 for further information on the Public and Private Placement Warrants.
Earn-Out Liabilities
The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, a liability for which was initially valued and recorded at $95,401, which was estimated by using a Monte Carlo Simulation Method for each earn out period. Key inputs and assumptions used in this were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Some of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value on a recurring basis. The Company revalued the earn-out liabilities as of December 31, 2021 and determined the fair value to be $48,363. The change in the fair value of the earn-out liabilities were recorded in other income (expense) on the statement of operations.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 139

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
4.    FAIR VALUE MEASUREMENTS
The tables below present certain of our assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability.

	December 31, 2021
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$129,184	$129,184	$—	$—
Debt investments:
Corporate bonds	1,007	—	1,007	—
Commercial paper	3,998	—	3,998	—
Total debt investments	5,005	—	5,005	—
Total assets	$134,189	$129,184	$5,005	$—
Long-term liabilities:
Embedded debt derivative	$675	$—	$—	$675
Warrant liabilities	8,528	5,520	3,008
Earn-out liabilities	48,363	—	—	48,363
Total liabilities	$57,566	$5,520	$3,008	$49,038

	December 31, 2020
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$96,835	$96,835	$—	$—
Debt investments:
Corporate bonds	3,543	—	3,543	—
Commercial paper	9,992	—	9,992	—
Total debt investments	13,535	—	13,535	—
Total assets	110,370	96,835	$13,535	—
Long-term liabilities:
Embedded debt derivative	$675	$—	$—	$675
Warrant liabilities	2,650	—	—	2,650
Total liabilities	$3,325	$—	$—	$3,325
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2021 and December 31, 2020.
Cash equivalents—Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments—The Company measures its investments at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. Marketable securities, including corporate bonds and commercial paper, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies. The Company recorded unrealized losses of $1 and $29 in other comprehensive income (loss) on short-term investments for the years ended December 31, 2021 and 2020, respectively.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 140

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Embedded debt derivative — As described in Note 7, the Company concluded that the contingent put options contained in the Perceptive Credit Facility that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument. The embedded debt derivative is measured at fair value using a probability-weighted cash flow valuation methodology, having a fair value of $675 at December 31, 2020, the date of issuance and December 31, 2021. The determination of the fair value of an embedded debt derivative includes inputs not observable in the market and as such, represents a Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of mandatory debt repayment prior to maturity ranging between 0-10%.
Warrant liabilities — As a result of the Business Combination on December 3, 2021, the Company recorded a liability for Public and Private Placement Warrants to purchase Class A common stock in the Company’s consolidated financial statements. See Note 3 for further information. The Public Warrants are traded on Nasdaq and are recorded at fair value using the closing stock price as of the measurement date. The Private Placement Warrants, which have a single holder, have similar terms and are subject to substantially the same redemption features as the Public Warrants. Accordingly, the most advantageous market for the Private Placement Warrants is determined from the perspective of the holder of such warrants as an asset. Since any transfer to a non-permitted transferee (i.e., to a market participant) would cause the Private Placement Warrants to become public warrants, the fair value of the Private Placement Warrants is based on the quoted price of the Public Warrants.
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price on Nasdaq (Ticker: PEARW). The Company concluded that the warrants met the definition of a liability and have been classified as such on the balance sheet in accordance with the accounting policy described within Note 2. At December 31, 2021, the fair value of the warrant liability was $8,528.
Prior to the Business Combination, Legacy Pear issued warrants to purchase Series A and Series D convertible preferred stock, which were exercised on December 1, 2021 and November 30, 2021, respectively, in connection with the Business Combination. The Company measured the fair value of the liabilities related to the Legacy Pear warrants to purchase Series A and Series D convertible preferred stock, using Level 3 inputs. As of December 31, 2020, the fair market value of the Series A and D warrants were estimated using an option pricing model (“OPM”).
The following significant assumptions used in the valuation model to estimate the fair value of the Legacy pear warrant liabilities were as follows:

	December 31, 2020
Warrants	Series A	Series D
Fair value of underlying preferred stock	$2.00	$7.21
Expected life (years)	2.00	2.00
Expected volatility	75.7%	75.7%
Risk-free interest rate	0.13%	0.13%
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 141

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following table reconciles the change in the fair value of the Series A and Series D warrant liabilities valued using Level 3 inputs:

	Warrant Liabilities
	Series A	Series D
Fair value as of December 31, 2019	$52	$—
Issuance of warrants	—	1,803
Change in fair value	2	793
Fair value as of December 31, 2020	54	2,596
Change in fair value	433	7,824
Exercise of warrants	(487)	(10,420)
Fair value as of December 31, 2021	$—	$—
Earn-out liabilities — Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were indexed to the common stock of the Company, with the change fair value recognized in Change in the estimated fair value of earn-out liabilities in the consolidated statement of operations.
The estimated fair value of the Earn-out Shares was determined using a Monte Carlo Simulation Method (“MCSM”) using the following assumptions at each valuation date:

December 31, 2021
Stock price	$6.20
Risk-free interest rate	1.25%
Expected term (in years)	4.92
Expected volatility	55.00%
Dividend yield	—%
Current stock price: The stock price was based on the closing price as of the valuation date.
Risk-free interest rate: The risk-free interest rate is based on the US Treasury yield curve in effect at the time of issuance for zero-coupon US Treasury notes with maturities corresponding to the expected seven-year term of the earn-out period.
Expected term: The expected term is the contractual term of the earn-out period.
Expected volatility: The volatility rate was determined using an average of historical volatilities of selected industry peers deemed to be comparable to the Company’s business corresponding to the expected seven-year term of the awards.
Expected dividend yield: The expected dividend yield is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.
Refer to Note 3 for more information on the triggering events of the Earn-Out Shares. The change in fair value of the earn-out liabilities resulted in other income of $47,038 recognized in the Consolidated Statement of Operations for the year ended December 31, 2021.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 142

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following table reconciles the change in the fair value of the earn-out liabilities valued using Level 3 inputs:

Earn-Out Liabilities
Fair value as of December 31, 2020	$—
Initial fair value of Earn-out liabilities as of the Business Combination	95,401
Change in fair value	(47,038)
Fair value as of December 31, 2021	$48,363
5.    PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following:

	December 31,
	2021	2020
Internal-use software	$6,591	$3,682
Equipment	579	441
Construction in process	362	—
Furniture and fixtures	586	383
Leasehold improvements	509	455
Total property and equipment	8,627	4,961
Less: accumulated depreciation	(2,372)	(684)
Property and equipment, net	$6,255	$4,277
Depreciation expense was $1,689 and $381 for the years ended December 31, 2021 and 2020, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
Compensation and related benefits	$11,855	$6,953
Commercial and marketing related costs	1,821	1,492
Professional services	1,710	335
Research and development costs	781	355
Other	1,779	433
Total	$17,946	$9,568
7.    INDEBTEDNESS
Perceptive Credit Facility
On June 30, 2020, the Perceptive Close Date, the Company entered into a Credit Agreement and Guaranty, or Perceptive Credit Facility, with Perceptive Credit Holdings III, LP, as administrative agent and lender with a syndicate of other lenders, collectively Perceptive. The Perceptive Credit Facility, as amended, consists of a secured term loan facility in an aggregate amount of up to $50,000, which will be made available under the following three tranches: (i) Tranche 1 - $30,000, available at the Perceptive Closing Date; (ii) Tranche 2 - $10,000, available no earlier than December 31, 2021; and (iii) Tranche 3 - $10,000, available no later than December 31, 2021. The Company did not draw down on the available borrowings under Tranche 2 or Tranche 3.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 143

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The Perceptive Credit Facility will bear interest through maturity at a variable rate based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of December 31, 2021, the interest rate was 12.0%. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025, or the Maturity Date. If the Company prepays the loan prior to the Maturity Date, it will be required to pay a prepayment fee guaranteeing Perceptive a 1.5 times return on any prepaid amount. A change of control, which includes a new entity or group owning more than 35.0% of the Company’s voting stock, or prior to an IPO, the failure of the existing holders to own at least 35.0% of the Company’s voting stock, trigger a mandatory prepayment of the term loan. The Business Combination did not trigger this clause as existing holders retained greater than 35% of the combined Company’s voting stock. The Company paid issuance costs of $750 in connection with its entry into the Perceptive Credit Facility.
The Company concluded the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument and accounted for separately and recorded an embedded debt derivative of $675 as of December 31, 2020 and December 31, 2021. Any changes to the derivative liability in future periods will be recognized as interest and other (expense) income, net in the consolidated statements of operations and comprehensive loss.
The Perceptive Credit Facility is secured by substantially all the assets of the Company, including our intellectual property. The Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5,000 in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Facility which range from $5,750 for the fiscal quarter ending March 31, 2022 to $125,000 for the fiscal quarter ending March 31, 2025. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Facility as of December 31, 2021.
On the Perceptive Closing Date, Perceptive received a warrant certificate exercisable into 775,000 shares of Legacy Pear Series C preferred stock, and had the Company borrowed under Tranche 2 or Tranche 3, the Company would have been obligated to issue two additional warrants, the Additional Warrants, to Perceptive each to purchase up to 50,000 shares of Legacy Pear Series C preferred stock. In the event the Company issued Legacy Pear Series D preferred stock, Perceptive had the right to convert the Legacy Pear Series C preferred stock warrant into a warrant to purchase Legacy Pear Series D preferred stock, and the exercise price shall be automatically adjusted to equal the original per share price for Legacy Pear Series D preferred stock. On the Perceptive Closing Date, the Company issued freestanding Legacy Pear Series C preferred stock warrants to Perceptive, which were converted to Legacy Pear Series D preferred stock warrants at the time of the Legacy Pear Series D funding round. The Legacy Pear Series D preferred stock warrants were exercisable for 1,012,672 shares of Legacy Pear Series D preferred stock. The Legacy Pear Series D preferred stock warrants have an exercise price of $5.51 per share and would have expired in 2030 and were exercisable at any time prior to the ten-year anniversary of the Perceptive Closing Date of the Perceptive Credit Facility. At issuance, the Company determined that the warrant is liability-classified and would be remeasured at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The Additional Warrants would have been issued as warrants to purchase 65,333 shares of Legacy Pear Series D-1 preferred stock. On November 30, 2021, Perceptive net exercised 1,012,672 Legacy Pear Series D warrants pursuant to which Perceptive obtained 629,057 shares of Legacy Pear Series D-1 preferred stock in a cashless exercise, and subsequently converted the 629,057 shares of Legacy Pear Series D-1 preferred stock into 629,057 shares of Legacy Pear common stock which were then converted into 926,232 shares of Class A common stock as adjusted by the exchange ratio based on a per share price of $9.87 per share, the THMA closing price on June 22, 2021. See Notes 1 and 3 for more information.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 144

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
On March 25, 2022, we amended the Perceptive Credit Facility to adjust certain covenants under the agreement. The amendment included among other things, reducing the required minimum trailing 12-month revenue for the fiscal quarter ending March 31, 2022 through the fiscal quarter ending March 31, 2025.
On the Perceptive Closing Date, the Company received proceeds of $28,500, net of fees and expenses of $1,500. As of December 31, 2021, no further borrows were taken under the Credit Facility. The outstanding balance of the Perceptive Credit Facility was:

Perceptive Credit Facility	December 31, 2021
Principal	$30,000
Less: Debt issuance costs and discount at issuance	(3,007)
Net carrying amount	$26,993
As discussed in Note 1, due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements, the amounts due as of December 31, 2021, have been classified as current in the consolidated balance sheet. Future minimum payments, including contractual interest, under the Perceptive Credit Facility as of December 31, 2021 are as follows:

Year ended December 31,	Amounts
2022	3,650
2023	3,650
2024	10,603
2025	24,039
Total	$41,942
Less:
Interest payable	(11,942)
Unamortized debt issuance costs	(3,007)
Current portion of long-term debt	(26,993)
Long-term debt	$—
SVB Term Loan (Extinguished June 30, 2020)
On June 30, 2020, using the proceeds from the Perceptive Credit Facility, the Company paid the then outstanding principal of $14,889, outstanding interest, a termination fee of $169 and a final payment amount of $1,080, which was equal to 6.75% of all amounts borrowed under the term loan on its then existing loan and security agreement with Silicon Valley Bank, or SVB, or the SVB Term Loan resulting in a loss on extinguishment of debt of $998.
As part of entering into the amendments to the SVB Term Loan in 2019 and 2018, the Company issued warrants to purchase 17,019 and 28,486 shares of Legacy Pear common stock, respectively, at an exercise price of $1.60 and $1.05 per share, respectively, in cash or pursuant to the net exercise provisions of the warrants. The Company estimated the fair value of the warrants at issuance to be $27 and $30, respectively, using the Black Scholes option-pricing model. The warrants would have expired on June 28, 2029 and June 8, 2028, respectively. In addition, in connection with a borrowing in 2020 the Company issued warrants to purchase 35,817 shares of common stock at an exercise price of $1.60 per share in cash or pursuant to the net exercise provisions of the warrants. The Company estimated the fair value of the warrants at issuance to be $57, using the Black Scholes option-pricing model. The warrants are automatically exercised through cashless exercise if not exercised prior to the expiration date.
In addition, in 2016 with the initial SVB Term Loan, the Company granted the lender a Legacy Pear Series A preferred stock warrant which is exercisable for 32,711 shares of Legacy Pear Series A preferred stock. The exercise price of the Legacy Pear Series A preferred stock warrant was $0.9171 per share and the Series A preferred stock
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 145

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
warrant would have expired on December 22, 2026. On December 1, 2021, in connection with the Business Combination, described in Note 3, SVB net exercised warrants to purchase 32,711 Legacy Pear Series A preferred shares at $0.9171 per share and 28,486 and 52,836 Legacy pear common stock warrants at $1.05 and $1.60 per share, respectively for 81,322 shares of Legacy Pear common stock, par value $0.0001 per share, pursuant to which SVB received 30,673 Legacy Pear Series A Pear preferred shares and 73,547 Legacy Pear Common Shares, and subsequent conversion of the Legacy Pear Common Shares and Legacy Pear Series A preferred shares into 153,454 Class A common stock as adjusted by the exchange ratio of approximately 1.47 based on a per share price of $14.72, the per share consideration in connection with the merger.
8.    COMMITMENTS AND CONTINGENCIES
Leases
As of December 31, 2021, the Company leases office space under non-cancelable operating leases in three cities, Boston, Massachusetts, consisting of approximately 19,000 square feet that will expire on June 1, 2028, including approximately 900 square feet that the Company will take over on January 1, 2022, San Francisco, California, consisting of approximately 17,000 square feet that will expire on July 31, 2025 and Raleigh, North Carolina, consisting of approximately 7,700 square feet that will expire on May 31, 2026. We have the right and option to extend each of the Boston and Raleigh leases for a five year period.
We recognized rent expense of $2,798 and $2,067 for the years ended December 31, 2021 and 2020, respectively. The Company has $1,007 and $577 in deferred rent recorded within other long-term liabilities in the consolidated balance sheet as of December 31, 2021 and 2020, respectively.
Future commitments under non-cancelable lease agreements are as follows:

Years ended December 31,	Lease Commitments
2022	2,809
2023	2,912
2024	3,176
2025	2,734
2026 and thereafter	3,879
Total	15,510
In addition to rent, certain leases require the Company to pay additional amounts for taxes, insurance, maintenance and other operating expenses.
Licenses Related to our Commercial Products
As of December 31, 2021, the Company has four license agreements related to its commercialized products.
The Invention Science Fund I, LLC
The Company entered into a contribution and license agreement for Pharmaceutical Field of Use, or FOU, with The Invention Science Fund I, LLC, or ISF, in February 2015, as amended on February 28, 2018, or ISF Contribution and License Agreement. The ISF Contribution and License Agreement superseded an original contribution and license agreement between the Company and ISF dated December 31, 2013. Under the ISF Contribution and License Agreement, ISF granted the Company certain licenses under specified patent rights to develop and commercialize licensed products either independently and/or with a drug combination product for use in connection with the treatment of central nervous system disorders. The ISF Contribution and License Agreement contains minimum annual royalty obligations. To the extent there are sales of a licensed product, the Company is required to pay low-
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 146

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
single-digit royalties on net revenue. For the years ended December 31, 2021 and December 31, 2020, the Company recorded minimum annual royalty fees of $1,050 and $800 to ISF, respectively.
Red 5 Group, LLC
In January 2015, the Company entered into a software license agreement with Red 5 Group, LLC, or Red 5, and in March 2018, the parties entered into an amended and restated software license agreement, or Amended Red 5 Group License. Under the original software license agreement, Red 5 licensed the Company certain technology and materials relating to the treatment of psychological and substance use disorders, pursuant to which the Company, received, inter alia, an exclusive, worldwide, sublicensable, royalty-bearing license to develop and commercialize integrated products incorporating the licensed technology and materials. The Company agreed to use commercially reasonable efforts to develop integrated products in accordance with the development plan, to introduce any integrated products that gain regulatory approval into the commercial markets, to market integrated products that have gained regulatory approval following such introduction into the market, and to make integrated products that have gained regulatory approval reasonably available to the public.
In March 2018, pursuant to the Amended Red 5 Group License, the parties expanded the scope of exclusivity of the license, increased certain specified annual license maintenance fees, and required the Company to pay Red 5 an amendment fee, which was paid in April 2018. On July 1, 2021, the parties amended the Amended Red 5 Group License to further clarify certain terms and increase the royalty rate by a de minimis amount.
To the extent achieved, the Company is obligated to pay up to an aggregate of $400 if certain milestones related to product regulatory approval and commercial sales are achieved in respect to a software/drug combination, which is not currently being pursued by the Company. To the extent there are sales of an integrated product, the Company is required to pay single-digit royalties on net revenues. The Company is entitled to certain reductions and offsets against its royalty and milestone payment obligations, including the annual license maintenance fees.
On July 1, 2021, the parties amended the Amended Red 5 License Agreement to further clarify certain terms and increase the royalty rate by a de minimis amount.
The Company pays minimum annual maintenance fees to Red 5 Group, LLC, or Red 5, in connection with reSET and reSET-O. For the years ended December 31, 2021 and December 31, 2020, the Company recorded minimum annual maintenance fees of $250 and $103 to Red 5, respectively.
BeHealth Solutions, LLC and University of Virginia Patent Foundation
In March 2018, the Company and BeHealth Solutions, LLC, or BeHealth, entered into an assignment, license and services agreement, or the BeHealth Agreement, as well as a consulting agreement. The BeHealth Agreement closed in June 2018 and the Company paid an up-front fee. Under the BeHealth Agreement, the Company obtained license rights to certain technology and materials relating to a therapeutic treatment for insomnia. The consulting agreement is for services to be charged on a time-and-materials basis.
During the year ended December 31, 2020, the Company paid a milestone payment to BeHealth of $750 upon the FDA’s marketing authorization of Somryst, a PDT intended for use in the treatment of adults with chronic insomnia. During September 2021, a commercial milestone under the license agreement with BeHealth was achieved and the Company paid $1,000 during the year ended December 31, 2021. The milestone payments are capitalized in other long-term assets in the accompanying consolidated balance sheets and amortized on a straight-line basis to cost of product revenue over the estimated useful life of five years.
The BeHealth Agreement continues in force until the expiration of all milestone and royalty payment obligations, unless terminated earlier in accordance with its terms. The Company could be obligated to make payments of up to an additional $26,000 in the aggregate upon achievement of various commercial milestones and a mid-to-high-single-digit royalty on net sales.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 147

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company pays royalties based on net revenues of the sales of Somryst to BeHealth Solutions, LLC, or BeHealth, and the University of Virginia Patent Foundation, or UVPF. The Company recorded de minimis royalties to BeHealth and UVPF for the years ended December 31, 2021 and 2020, respectively.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. In addition, the indemnification agreements entered into with our board members, Messrs. Schwab and Lynch, also provide certain indemnification rights to the entities with which they are affiliated. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the years ended December 31, 2021 and 2020, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding as of December 31, 2021. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
Purchase Commitment
On June 17, 2021, and later amended on August 3, 2021, the Company entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9,300 payable over three years, continuing through September 30, 2024. Through December 31, 2021, the Company recorded $2,983 under the terms of the agreement, $2,503 of which is included in prepaid expenses on the consolidated balance sheet as of December 31, 2021.
Assignment and License Agreement
In November 2021, the Company and Waypoint Health Innovations, LLC (“Waypoint”) entered into an Assignment Agreement and Intellectual Property License Agreement (collectively, the “Waypoint Agreement”). The Waypoint Agreement closed in December 2021, under which the Company obtained software, documentation, and other intellectual property rights relating to the therapeutic treatment of depression. At the same time, the Company entered into a consulting agreement with the Chief Executive Officer of Waypoint to provide certain services to Pear to be charged on a time-and-materials basis. The Company made an upfront payment of $1,350, and is required to make annual payments starting in the second half of 2022 of $250 per year through 2026 or until a commercial milestone payment is made under the agreement. The upfront payment and the net present value of the annual payments of $1,011 were capitalized and recorded as an intangible asset in consolidated balance sheet at December 31, 2021, and will be amortized over five years. The net present value of the annual payments was recognized as a seller financing liability, and classified within accrued expenses and other current liabilities and other long-term liabilities on the balance sheet.
The Company will be obligated to pay mid-single digit royalties on net revenues of any commercialized products that incorporate the assets obtained under the Waypoint Agreement. Additionally, the Company could be obligated to make payments of up to an additional $2,500 in the aggregate upon achievement of certain regulatory and commercial milestones. Through December 31, 2021, no royalties have been paid to Waypoint.
Legal Proceedings
The Company is also involved from time to time in various legal proceedings arising in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 148

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
9.    PAST COLLABORATION AND LICENSE AGREEMENT
Novartis Agreement (Terminated in June 2020)
In March 2018, the Company entered into a collaboration agreement with Novartis Institutes for Biomedical Research, or NIBR, or the Novartis Agreement, to develop PDTs for Schizophrenia and Multiple Sclerosis, or MS. The two companies worked together towards developing new treatments for patients with schizophrenia and MS to better address the full burden of their illnesses.
On March 30, 2020, NIBR terminated the collaboration agreement for convenience with the Company relative to both the schizophrenia and MS programs. The termination was subject to a 90-day notice period and was effective as of June 29, 2020.
Under the Novartis Agreement, the Company received a non-refundable up-front payment of $5,000. The agreement included research and development funding, as well as future regulatory and commercial milestones and mid-to-high single-digit royalties on net sales of the two products. Contemporaneous with the Novartis Agreement, NIBR purchased 1,158,292 shares of Legacy Pear Series B preferred stock at $4.3167 per share, resulting in aggregate proceeds to the Company of $5,000. The Company allocated the proceeds from NIBR’s purchase of Legacy Pear Series B preferred stock to stockholders’ equity since the purchase price was equal to the price paid by other Legacy Pear Series B investors and the transaction was completed within a short period following the initial Legacy Pear Series B closing. The Company invoiced NIBR and received $3,105 for reimbursement of research and development costs during the year ended December 31, 2020.
NIBR had a buyout option with respect to each of the Schizophrenia and MS products, together the Buyout Option. If the Buyout Option was exercised, the license would have converted to a fully paid, perpetual, irrevocable and exclusive (as to the application) license. The Company determined that the Buyout Option was not priced at a significant discount due to the early nature of both the development efforts and the PDTs market as a whole. Accordingly, the Buyout Option did not represent a material right and was not considered a separate performance obligation.
The Company concluded that the license agreement is within the scope of ASC 606. The Company identified several material promises under the Novartis Agreement, including (i) the license of intellectual property, (ii) continued technical development, regulatory and preclinical activities of the products and (iii) participating on a JSC. The Company determined that the material promises were not distinct from one another and, therefore, combined them as a single performance obligation, or the Novartis Combined License and Development.
The NIBR initial transaction price was composed solely of the $5,000 up-front payment and the initial agreed-upon reimbursement of costs related to certain technical and clinical development activities, or the Pear Novartis Development Efforts. Any potential future payments pursuant to additional Pear Novartis Development Efforts or achievement of regulatory, net sales milestones or royalties were evaluated under the most likely amount method and were not included in the Novartis initial transaction price because the amounts were considered variable consideration and were initially fully constrained. As part of the evaluation of the constraint, the Company considered numerous factors, including that receipt of such payments was largely outside the control of the Company. These amounts were added to the transaction price when the related regulatory or net sales milestones are achieved or as relates to Pear Novartis Development Efforts, as additional amounts are formally approved by the JSC. Due to the lack of historical perspective on efforts necessary to commercialize PDTs, future reimbursements related to continued Pear Novartis Development Efforts could not be reasonably estimated beyond the amounts that were approved at the JSC annually for the succeeding 12 months. Adjustments were recorded on a cumulative catch-up basis. Due to a milestone achievement and increases in JSC approved budgets, the transaction price was increased, resulting in a cumulative catch-up impact on collaboration revenue of approximately $600 for the year ended December 31, 2019.
As the Company identified only one distinct performance obligation in the Novartis Agreement, the entirety of the NIBR transaction price was allocated to the Novartis Combined License and Development and was being
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 149

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
recognized over the expected term of the agreement, which has been estimated at five years, ratably over the performance period, which, in management’s judgment, was the best measure of progress toward satisfying the performance obligation. The Company utilizes judgment to assess the nature of the combined performance obligation and the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
In connection with the termination of the agreement, on the effective date of the termination, June 29, 2020, deferred revenue of $8,261 was recognized.
As of December 31, 2020, there was no remaining deferred revenue from NIBR under this agreement.
10.    CAPITAL STOCK
The Company’s authorized capital stock consists of (a) 690,000,000 shares of common stock, par value $0.0001 per share; and (b) 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 137,836,028 shares of Class A common stock issued and outstanding and 14,213,277 Warrants to purchase the Company’s Class A common stock outstanding. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Legacy Convertible Preferred Stock
In connection with the Business Combination, the Legacy Convertible Preferred Stock was retroactively adjusted, converted into Class A common stock, and reclassified to permanent equity as a result of the reverse recapitalization. As of December 31, 2021, there is no Legacy Convertible Preferred Stock authorized, issued or outstanding. The following table summarizes details of Legacy Convertible Preferred Stock authorized, issued and outstanding immediately prior to the Business Combination:

Legacy Convertible Preferred Series	Par Value	Authorized (1)	Issued and Outstanding (1)	Carrying Value
Series A	$0.0001	20,385,183	20,308,856	$26,708
Series B	0.0001	11,808,789	11,808,789	50,686
Series C	0.0001	8,951,819	8,951,819	64,197
Series D-1	0.0001	16,436,653	15,293,315	109,633
Series D-2	0.0001	8,109,888	8,109,888	40,168
Total		65,692,332	64,472,667	$291,392
(1)     Shares authorized, shares issued and outstanding, and the conversion price/share have been adjusted to reflect the exchange of Legacy Pear’s common stock for Class A common stock at an exchange ratio of approximately 1.47 as a result of the Business Combination. See Note 3 for further information.
The relevant features of the Legacy Pear Series A preferred stock, Legacy Pear Series B preferred stock, Legacy Pear Series C preferred stock and Legacy Pear Series D preferred stock, collectively, the Legacy Preferred Stock, prior to the conversion in the Business Combination, were as follows:
Conversion—The holders of Legacy Pear preferred stock had the right, at their option at any time, to convert any such shares of Legacy Preferred Stock into fully paid and nonassessable shares of Legacy Pear common stock The conversion ratio is determined by dividing the purchase price by the conversion price, which is equal to $0.9171, $4.3167, $7.1935, $6.5388, and $3.9458 per share for the Legacy Pear Series A, B, C, D-1, and D-2 preferred stock, respectively. The conversion price was subject to change if certain dilutive events occurred. Conversion was mandatory upon the closing of a firm commitment, underwritten initial public offering in which the aggregate net proceeds to the Company were at least $100,000 and have an offering price to the public of at least $11.01 per share or upon the election of a majority of the holders of the Legacy Preferred Stock.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 150

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Anti-Dilution Features—Legacy Pear Series D preferred stock contained anti-dilutive features apart from customary adjustments for splits and reverse splits of common stock (collectively, “down round features”). When a series of convertible preferred stock contains non-standard down round features, the Company is required to adjust the conversion price in the event of future stock sales at a lower unit price. In the event down round adjustments are triggered, the values attributable to the adjustment to the convertible preferred stock conversion price are recorded as an increase to additional paid-in capital and an increase to accumulated deficit. For the years ended December 31, 2020 and 2021 no down round features were triggered.
Voting Rights—The holders of the Legacy Preferred Stock voted together with the holders of common stock as a single class and each holder of outstanding shares of Legacy Preferred Stock was entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Legacy Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The holders of record of the shares of Legacy Pear Series D preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company. The holders of record of the shares of Legacy Pear Series B preferred stock, exclusively and as a separate class, were entitled to elect one director of the Company. The holders of record of the shares of Legacy Pear Series A preferred stock, exclusively and as a separate class, were entitled to elect three directors of the Company; and any remaining directors were elected by the holders of record of shares of Legacy Preferred Stock and common stock, voting together as a single class on an as-converted to common stock basis.
Dividends—The holders of Legacy Convertible Preferred Stock were entitled to receive dividends at the rate of 8% of the original issue price for each series of Legacy Convertible Preferred Stock payable only when, as and if, declared by the Company’s board of directors. Through the date of the Business Combination, no dividends had been declared.
Liquidation Rights—In the event of any voluntary or involuntary liquidation, dissolution, or winding-up of the affairs of the Company, each holder of a share of the Legacy Pear Series D preferred stock then outstanding was entitled to be paid out of the assets of the Company available for distribution before any payment shall be made to the holders of Legacy Pear Series C, Legacy Pear Series B, Legacy Pear Series A preferred stock and common stock an amount equal to the original purchase price per share ($6.5388 and $3.9458 for Legacy Pear Series D-1 and D-2, respectively), plus any dividends declared, but unpaid thereon. From the remaining assets, Legacy Pear Series C preferred stock then outstanding was entitled to be paid out of the assets of the Company available for distribution before any payment shall be made to the holders of Legacy Pear Series B, Legacy Pear Series A preferred stock and common stock an amount equal to $7.1935 per share, plus any dividends declared, but unpaid thereon. From the remaining assets, Legacy Pear Series B preferred stock then outstanding was entitled to be paid out of the assets of the Company available for distribution before any payment shall be made to the holders of Legacy Pear Series A preferred stock and common stock an amount equal to $4.3167 per share, plus any dividends declared, but unpaid thereon. From the remaining assets, each holder of a share of the Legacy Pear Series A preferred stock then outstanding was entitled to be paid out of the assets of the Company available for distribution before any payment shall be made to the holders of common stock an amount equal to $0.9171 per share, plus any dividends declared, but unpaid thereon. Any remaining assets were to be distributed among the holders of the shares of Preferred Stock and common stock on a pro-rata basis.
Redemption Rights—Legacy Preferred Stockholders are not entitled to any redemption rights other than those under their liquidation rights previously discussed above.
Legacy Pear Series D Convertible Preferred Stock Issuance
On November 2, 2020, the Company authorized the issuance of 13,377,998 shares of Legacy Pear Series D-1 convertible preferred stock, or the Legacy Pear Series D-1 Preferred Stock, at $4.4400 per share and the issuance of 9,861,666 shares of Legacy Pear Series D-2 convertible preferred stock, or the Legacy Pear Series D-2 Preferred Stock, at $2.6800 per share. On that date, various existing and new investors entered into the Legacy Pear Series D preferred stock purchase agreements, or the Legacy Pear Series D Agreements, which resulted in the issuance of an aggregate 20,344,538 shares of Legacy Pear Series D preferred stock for aggregate gross cash proceeds of
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 151

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
$112,000. In conjunction with the issuance of Legacy Pear Series D preferred stock, the Company incurred issuance costs totaling $768. In connection with the Legacy Pear Series D-1 Preferred Stock and Legacy Pear D-2 Preferred Stock issuance, the Company recorded a loss of $16,819, which represents the amount by which the estimated fair value of the shares exceeded the cash proceeds received.
In addition, in connection with the Legacy Pear Series D-2 Preferred Stock offering, the Company commenced a tender offer to purchase up to 8,109,888 shares of Legacy Pear common stock or securities convertible into shares of Legacy Pear common stock from certain employees with tenure over four years, former employees and other stockholders, at a purchase price of $3.9433 per share for an aggregate cost of $31,980 excluding fees and expenses of $20. The tender offer expired on December 7, 2020. In connection with the tender offer, the Company purchased 2,788,732 shares of Legacy Pear common stock from the President and CEO, and 41,100 Legacy Pear common shares from certain eligible employees, at a purchase price of $3.9433 per share totaling $11,159 and resulting in a stock-based compensation expense of $7,254, representing the difference between the purchase price and the estimated fair value of the Legacy Pear common stock on the date of the sale. The Company also repurchased 1,656,467 Legacy Pear common shares from other shareholders for a total purchase price of 6,532. In total, the Company repurchased 4,486,299 shares of Legacy Pear common stock from investors having a total purchase price of $17,691.
In addition, the Company repurchased 3,617,798 shares of Legacy Pear Series A preferred stock and 5,791 shares of Legacy Pear Series B preferred stock from certain investors having a total purchase price of $14,289, which exceeded the carrying value of the Legacy Pear preferred stock by $11,053. The excess amount paid over the carrying value for the Legacy Pear common and Legacy Pear preferred stock repurchased from investors has been recorded as a reduction to additional paid-in capital and accumulated deficit in the consolidated statement of stockholders’ equity.
On February 23, 2021, the Company issued 3,058,665 shares of Legacy Pear Series D-1 convertible preferred stock at the price of $6.5388 per share, resulting in proceeds of $20,000, or the Legacy Pear Series D-1 Extension and incurred issuance costs totaling $83. In connection with the Legacy Pear Series D-1 Extension, the Company recorded a loss of $2,053, which represents the amount by which the fair value of the Legacy Pear shares exceeded the cash proceeds received.
As a result of the Business Combination, all of the shares of Legacy Pear stock were converted into Legacy Pear common stock. Each share of Legacy Pear common stock issued and outstanding immediately prior to the closing were canceled and converted into Class A common stock at an exchange ratio of approximately 1.47. See Note 1 for more information.
Warrants to Purchase Class A Common Stock
In THMA’s initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, and one-half of a redeemable warrant (each, a “Public Warrants”) that entitles the holders the right to purchase one share of our Class A common stock at a price of $11.50 per share and became exercisable as of 30 days from the date of the Business Combination. The Public Warrants may only be exercised for a whole number of shares, at any time commencing 30 days after the completion of the Business Combination. A warrant holder may exercise its Public Warrants only for a whole number of Class A common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The Public Warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Pubic Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. If the Company redeems the Public Warrants as described above, it will have the option to require all Public Warrant holders that wish to exercise to do so on a “cashless basis”. As of December 31, 2021,
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 152

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
the Company did not redeem the outstanding Public Warrants. As of December 31, 2021, there were 9,199,944 outstanding Public Warrants.
The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.10 per Pubic Warrant once the Public Warrants become exercisable, in whole and not in part at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the shares of Class A common stock, and the closing price of the Class A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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
Simultaneously with the consummation of THMA’s initial public offering, THMA Sponsor LJ1, LLC (the “Sponsor”) purchased an aggregate of 5,013,333 warrants to purchase one share of Class A common stock at an exercise price of $11.50 (the “Private Placement Warrants”) at a price of $1.50 per warrant, generating total proceeds of $7,520 in the aggregate in a private placement.
The Warrant Agreement, dated as of February 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company also obligated the Company to use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act of 1933, as amended (the “Securities Act”), of the issuance of the shares of Common Stock issuable upon exercise of the Public Warrants, and to cause the same to become effective and remain effective while the Public Warrants remain outstanding. On December 23, 2021, the Company’s registration statement covering the registration of such shares became effective.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company for $0.01 if the criteria listed above under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00”; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.
11.    STOCK-BASED COMPENSATION AND BENEFIT PLANS
For the years ended December 31, 2021 and 2020, the Company incurred stock-based compensation expenses of $3,810 and $9,026, respectively.
Stock Incentive Plans
On December 20, 2013, Legacy Pear’s board of directors adopted the 2013 Stock Incentive Plan, or the 2013 Plan, which provided for the grant of stock options, both incentive stock options and nonqualified stock options and restricted stock, to be granted to officers, directors, consultants, and service providers. As last amended and approved by the board of directors on November 3, 2020, the Company was permitted to grant up to 16,727,451 incentive awards under the 2013 Plan.
In connection with the closing of the Business Combination, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”) a shareholder-approved plan that provides for broad-based equity grants to employees and certain non-employees, including executive officers and permits the granting of restricted stock units (“RSUs”), stock grants, performance based awards, stock options and stock appreciation rights, as well as cash bonus awards.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 153

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Each stock option from the 2013 Plan that was outstanding immediately prior to the Business Combination, whether vested or unvested, were cancelled and exchanged for a stock option to purchase our Class A common stock in the 2021 Plan at a ratio of approximately 1.47. The per share exercise price for each stock option was divided by the ratio of approximately 1.47.
A total of 32,000,000 shares of our Class A common stock are initially reserved for issuance under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending in 2031, by 5% of the outstanding number of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator (Board of Directors).
All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations and comprehensive loss over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period). RSUs granted under the 2021 Plan generally vest over three years, based on continued employment, and are settled upon vesting in shares of the Company’s Class A common stock on a one-for-one basis.
During the years ended December 31, 2021 and 2020, the Company granted stock options, to purchase 9,541,714 and 3,848,401 shares of common stock with aggregate grant date fair values of $30,205 and $2,605, respectively.
Common Stock Options
The combined stock option activity for the year ended December 31, 2021, is as follows:

	Stock Options	Weighted Average Exercise Price (1)	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at 12/31/2020, as converted	13,620,077	$0.94	7.12
Granted	9,541,714	5.31
Exercised	(1,130,923)	0.76
Canceled and forfeited	(2,648,893)	1.48
Options outstanding at December 31, 2021	19,381,975	3.02	8.16	$71,543
Exercisable at December 31, 2021	7,341,730	$0.85	6.59	$39,251
(1)    Number of options and the weighted average exercise price have been adjusted to reflect the exchange of Legacy Pear’s common stock for Class A common stock at an exchange ratio of approximately 1.47 in December 2021 as a result of the Business Combination. See Note 3 for further information.
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2021 and 2020, was $5.31 and $1.00 per share, respectively. The fair value of stock options that vested during the year ended December 31, 2021 was $1,852.
As of December 31, 2021, the total unrecognized compensation costs related to non-vested stock options were approximately $28,894 and are expected to be recognized over a weighted average period of 3.4 years.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 154

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Stock Compensation Expense
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.01%	0.54%
Expected volatility	68.85%	67.65%
Expected term (years)	5.54-6.68	5.57-6.70
Expected dividend yield	—%	—%
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020
Cost of product revenue	$133	$—
Research and development	1,522	793
Selling, general, and administrative (1)	2,155	8,233
Total stock-based compensation expense	$3,810	$9,026
(1)    In connection with the tender offer in 2020, the Company purchased 2,788,732 shares of common stock from the CEO, and 41,100 common shares from certain eligible employees, at a purchase price of $3.9433 per share totaling $11,159 and resulting in a stock-based compensation expense of $7,254, representing the difference between the purchase price and the estimated fair value of the common stock on the date of the sale.
Employee Stock Purchase Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the 2021 ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.
A total of 1,800,000 shares of our Class A common stock are reserved and authorized for issuance under the 2021 ESPP. In addition, the number of Class A common stock available for issuance under the 2021 ESPP automatically increased each January 1 of each calendar year beginning on January 1, 2022, and ending in 2031, by the lesser of 3,600,000 shares of the Company’s common stock, 5% of the outstanding number of shares of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of December 31, 2021, no shares have been issued under the 2021 ESPP.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 155

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
12.INCOME TAXES
A reconciliation of the US federal statutory income rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.2%	5.1%
Permanent differences	12.6%	(5.8)%
Federal and state research and development tax credits	3.0%	1.8%
Other	(1.0)%	0.4%
Provision to return adjustment	(3.2)%	(0.3)%
Change in deferred tax asset valuation allowance	(40.6)%	(22.2)%
Effective income tax rate	—%	—%
The components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$55,930	$34,040
Deferred revenues	377	10
Research and development credit carryforwards	7,258	4,988
Accrued expenses and other	2,796	1,145
Stock-based compensation	576	167
Depreciation	(227)	(100)
Amortization	(277)	—
Other	240	—
Total deferred tax assets	66,673	40,250
Less: valuation allowance	(66,673)	(40,250)
Net deferred tax assets	$—	$—
The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2021 and 2020. The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will null recognize the benefits of the net deferred tax assets. As a result, the Company recorded a full valuation allowance at December 31, 2021 and 2020. The valuation allowance increased by $26,423 during the year ended December 31, 2021, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, research and development tax credits and accrued expenses. The valuation allowance increased by $21,566 for the year ended December 31, 2020.
As of December 31, 2021, the Company has unused federal and state net operating loss carryforwards, or NOLs, available for carryforward of $218,908 and $172,082 respectively. The federal and state NOL carryforwards begin to expire after 2034. Approximately $201,538 of the federal NOLs have an indefinite carryover period. The Company also had available research and development credits for federal and state income tax purposes of $6,229 and $1,303, respectively. Utilization of the NOL, research and development credits and other tax attributes may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 156

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
ownership change limitations that have occurred previously or could occur in the future. The Company has not yet completed an evaluation of the ownership changes through December 31, 2021.
As of December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.
In the normal course of business, the Company and its subsidiaries may be periodically examined by various taxing authorities. The Company files income tax returns in the US on a federal basis and in certain US states. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2017.
13.    NET LOSS PER SHARE
For periods in which the Company reports a net loss attributable to common stockholders, potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	61,414,002
Outstanding common stock options	19,381,975	13,620,077
Warrants to purchase Legacy Pear common stock	—	1,126,705
Private placement warrants to purchase common stock	5,013,333	—
Public warrants to purchase common stock	9,199,944	—
Earn-Out Shares	12,395,625	—
Total	45,990,877	76,160,784
(1)     Prior period results have been adjusted to reflect the exchange of Legacy Pear common stock for Class A common stock at an exchange ratio of approximately 1.47 as a result of the Business Combination. See Note 3 for further information.
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the year ended December 31:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(65,142)	$(97,023)
Loss on repurchase of convertible preferred stock	—	(11,053)
Net loss attributable to common shareholders	$(65,142)	$(108,076)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	113,328,450	89,216,091
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.57)	$(1.21)
(1)     The weighted-average common shares and thus the net loss per share calculations and potentially dilutive security amounts for all periods prior to the Business Combination have been retrospectively adjusted to the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Historically reported weighted average shares outstanding have been multiplied by the exchange ratio of approximately 1.47. See Note 3 for further information.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 157

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

14.    RELATED-PARTY TRANSACTIONS
Certain holders of Legacy Pear Series A preferred stock formerly had representation on the Company’s board of directors and purchased shares of Legacy Pear Series B preferred stock pursuant to the Legacy Pear Series B Agreement. Certain holders of Legacy Pear Series A and B preferred stock formerly had representation on the Company’s board of directors and purchased shares of Legacy Pear Series C preferred stock pursuant to the Legacy Pear Series C Agreement. Certain holders of Legacy Pear Series A, B and C preferred stock formerly had representation on the Company’s board of directors and purchased shares of Legacy Pear Series D preferred stock pursuant to the Legacy Pear Series D Agreement.
In December 2020, in connection with the Legacy Pear D-2 Preferred Stock offering, the Company completed a tender offer. In connection with the tender offer, the Company purchased 2,788,732 shares of Legacy Pear common stock from the CEO, and 41,100 Legacy Pear common shares from certain eligible employees, at a purchase price of $3.9433 per share totaling $11,159 and resulting in a stock-based compensation expense of $7,254, representing the difference between the purchase price and the estimated fair value of the Legacy Pear common stock on the date of the sale. The Company also repurchased 1,656,467 Legacy Pear common shares from certain other shareholders for a total purchase price of $6,532. In total, the Company repurchased 4,486,299 shares of Legacy Pear common stock from investors having a total purchase price of $17,691.
15.    SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events after the audited balance sheet date of December 31, 2021 through the filing date of this Annual Report on Form 10-K with the SEC, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of December 31, 2021, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure, except as disclosed within these consolidated financial statements and as described in Note 7.
* * * * * *
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 158

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Background and Remediation of Material Weakness
In connection with our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2021, we identified material weaknesses in our internal control over financial reporting. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses primarily manifested in improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions prior to being a public company.
We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:
▪the hiring and continued hiring of additional accounting staff with public company experience; including a VP, Corporate Controller and Principal Accounting Officer and Director, SEC Reporting and Technical Accounting,
▪implemented a new enterprise resource planning system to replace the prior general ledger package,
▪implementation of the maintenance of adequate information systems controls, including access and change management controls,
▪implementation of additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts,
▪implemented an integrated, collaborative cloud-based audit platform application, and
▪hired a national accounting firm to assist in the design and implementation of controls and remediation of controls gaps.
These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 159

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. (Instruction 1 to Item 308, Regulation S-K).
Changes in Internal Controls
None.
Limitations on Effectiveness of Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected.
ITEM 9B. OTHER INFORMATION
On March 25, 2022, the Company entered into the Third Amendment to Credit Agreement and Guaranty, dated as of March 25, 2022 (the “Third Amendment”), by and among Pear US certain subsidiaries of Pear US, and Perceptive Credit Holdings III, LP, a Delaware limited partnership, as administrative agent for the Lenders (in such capacity, together with its successors and assigns, the “Administrative Agent”).
Under the Third Amendment, (i) the minimum revenue covenant was amended to reduce the minimum annual revenue requirements and (ii) the Company became a guarantor of the Pear US’s obligations. In conjunction with the Third Amendment, the parties entered into an Amended and Restated Security Agreement, dated as of March 25, 2022, by and among the Company, the Administrative Agent and the other parties thereto (the “Security Agreement”) and an Amended and Restated Intercompany Subordination Agreement, dated as of March 25, 2022, by and among the Company, the Administrative Agent and the other parties thereto (the “Subordination Agreement”), pursuant to which the Company joined as a party to each such agreement.
The above summary is not complete and is qualified in its entirety to the full text of the Third Amendment, the Security Agreement and the Intercompany Subordination Agreement, which are included as Exhibits 10.34, 10.35, and 10.36 to this Form 10-K and are incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 160

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information About Our Directors and Executive Officers
The following biographical descriptions set forth certain information with respect to our directors and our executive officers as of March 1, 2022:

Name	Title	Age	Independent	Audit Committee	Compensation Committee	Nominating Committee
Executive Officers:
Corey McCann, M.D., Ph.D.	Chief Executive Officer, President and Director	42
Christopher D.T. Guiffre, J.D., M.B.A	Chief Financial Officer, Chief Operating Officer, Treasurer, and Assistant Secretary	53
Erin K. Brenner	Chief Product Development Officer	48
Katherine Jeffery	Chief People Officer	54
Yuri Maricich, M.D., M.B.A	Chief Medical Officer and Head of Development	41
Ronan P. O’Brien, J.D.	General Counsel, Secretary, and Chief Compliance Officer	49
Julia Strandberg, M.B.A	Chief Commercial Officer	47
Directors:
Alison Bauerlein	Director	40	•	•	•
Jorge Gomez, M.B.A	Director	54	•	Chair
Zack Lynch	Director	49	•	•	•	•
Kirthiga Reddy, M.B.A	Director	50	•			Chair
Nancy Schlichting	Director	67	•		Chair
Andrew Schwab	Director	51	•			•
Dr. Corey McCann, M.D., Ph.D., Chief Executive Officer, President and Director
Dr. McCann has served as the President, Chief Executive Officer of Pear and a Director of Pear since December 2021 and prior to this, held the same positions with Pear US since August 2013. He also served as the President of Pear Therapeutics Securities Corporation, a wholly-owned subsidiary of Pear, since December 2017. Dr. McCann has also served as a member of the board of directors of NOUS Imaging, Inc. a technology company focused on medical imaging software, since March 2020, as director of Eternia Group LLC since August 2011, and as a director of Eternia Group SRL since May 2021. Previously, Dr. McCann served on the board of Edumedics LLC (now known as SentryHealth), a health and wellness solutions technology company, from January 2013 through October 2019, and Resolute Bio, Inc., a biotechnology company developing peptide-based drugs for chronic metabolic and neurological disorders from June 2016 through June 2019. Dr. McCann received his B.S. degree in biology from The Pennsylvania State University, his M.D and Ph.D. from Washington University’s St. Louis School of Medicine, and
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 161

his Ph.D. in neuroscience from Harvard University. We believe Dr. McCann is qualified to serve as a director due to his extensive experience leading and developing Pear, as well as his technical knowledge.
Christopher Guiffre, Chief Financial Officer, Chief Operating Officer, Treasurer and Assistant Secretary
Mr. Guiffre has served as the Chief Financial Officer, Chief Operating Officer, Treasurer and Assistant Secretary of Pear since December 2021 and prior to this, held the same positions with Pear US since December 2017. He has also served as the Treasurer of Pear Therapeutics Securities Corporation, a wholly-owned subsidiary of Pear, since December 2018. From December 2017 through December 2021, he served as Interim Chief Compliance Officer at Legacy Pear. From March 2015 through July 2017, Mr. Guiffre served as the President and Chief Executive Officer of Cerulean Pharma, Inc. (now known as Dare Bioscience, Inc.) (NASDAQ: DARE), a biopharmaceutical company. Mr. Guiffre received his B.S. degree in Marketing from Babson College, his J.D. from Boston College Law School, and M.B.A. from the Boston College Carroll School of Management.
Erin K. Brenner, Chief Product Development Officer
Ms. Brenner has served as the Chief Product Development Officer of Pear since December 2021 and prior to this, held the same position with Pear US since June 2020. Ms. Brenner previously served as Legacy Pear’s Vice President of Portfolio Management from January 2019 through June 2020, and as the Senior Director, Portfolio Management from July 2018 through January 2019. Ms. Brenner worked at GE Healthcare Inc. from 2004 to 2018, including leading the development of GE’s Senographe Pristina mammography platform, and from December 2016 through July 2018, she served as the Global Mammography Product Leader for GE Healthcare. She earned her B.A. in History from Middlebury College.
Katherine Jeffery, Chief People Officer
Ms. Jeffery has served as the Chief People Officer of Pear since December 2021 and prior to this, held the same position with Pear US since June 2019. Prior to that, Ms. Jeffery served as the Vice President of People for Recurly, Inc., a subscription management software company, from January 2018 through June 2019; as a Human Resources Consultant and Leadership Coach for Next Level Resource Partners, a logistics management company, from October 2016 through January 2018, and as Vice President of Human Resources for Sportvision Inc., a broadcasting media company, from February 2011 through October 2016. Ms. Jeffery has also served as President of the board of directors of W.O.M.A.N. Inc. since June 2014, as a founding member of the Product Advisory Board of Twine’s CPOHQ since June 2020, and on the Advisory Board of Bennie, an employment benefits platform, since January 2021. Ms. Jeffery earned her B.A. degree in Liberal Arts with a concentration in Human Resources from DePaul University, and an M.S. in Communication with a concentration in Managerial Communication from Northwestern University.
Yuri Maricich, Chief Medical Officer & Head of Development
Dr. Maricich has served as Pear’s Chief Medical Officer and Head of Development since December 2021 and prior to this, held the same positions with Pear US since October 2017. Prior to that, from September 2014 through September 2017, Dr. Maricich served as the Vice President of Clinical Development of Legacy Pear. Dr. Maricich leads the Clinical/Regulatory/Quality and Medical Affairs group at Pear. He leads and manages the development programs from Discovery/TPP stage, through Translational, Clinical Development, Regulatory submission and review as well as Medical Affairs. In addition to overseeing subsequent pipeline programs across a broad-spectrum of disease areas (such as CNS/neuroscience, cardiovascular, and oncology), he led reSET (1st prescription digital therapeutic), reSET-O (1st combination drug and software treatment), and Somryst (chronic insomnia) programs. Dr. Maricich is a licensed, board-certified physician, investor, clinical developer, and strategist. His work is focused on improving patient health and our healthcare system. He has worked with and led successful teams and programs at Health & LifeScience/Biotech (HLS) firms, including Corixa (acquired by GlaxoSmithKline), Xdynia (acquired by Cavion), Cavion (acquired by Jazz Pharmaceuticals), AWS, and Pear Therapeutics (1st FDA-cleared, clinically validated digital therapeutic to treat disease). He founded a digital health firm while a medical student that used natural-language processing (NLP) to structure clinical data. Dr. Maricich is also the principal and owner of Maricich & Co., which he founded in June 2007, and a Partner at Asclepius Capital, an investment firm, since
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 162

January 2012. Dr. Maricich received his B.S. in Pre-Professional/Pre-Med and Philosophy from the University of Notre Dame, his M.D. from the University of Washington and his M.B.A. from Harvard University.
Ronan P. O’Brien, General Counsel, Chief Compliance Officer and Secretary
Mr. O’Brien has served as the General Counsel and Secretary of Pear since December 2021 and prior to this, held the same positions with Pear US since March 2018. Mr. O’Brien has also served as the Chief Compliance Officer of Pear since January 2022. Since December 2018, he has served as the Secretary of Pear Therapeutics Securities Corporation, a wholly-owned subsidiary of Pear. Previously, from September 2016 through February 2018, Mr. O’Brien served as the Vice President and Associate General Counsel for Selecta Biosciences, Inc., a clinical stage biotechnology company (NASDAQ: SELB) and from June 2014 through September 2016, he served as the Executive Director and Associate General Counsel for Cerulean Pharma Inc. (now known as Dare Bioscience, Inc.) (NASDAQ: DARE), a biopharmaceutical company. Mr. O’Brien received his B.A. degree in French Literature and English Literature as well as his J.D. from Boston University.
Julia M. Strandberg, Chief Commercial Officer
Ms. Strandberg has served as Pear’s Chief Commercial Officer since December 2021 and prior to this, held the same position with Pear US since July 2019. Prior to her position at Pear, Ms. Strandberg served as the Senior Vice President of GHX, LLC from May 2019 through July 2019, as President of Edison Consulting LLC from February 2019 through May 2019, and as Vice President and General Manager of Health Informatics and Monitoring at Medtronic plc from January 2015 through January 2019. Ms. Strandberg received her B.S. in Chemical Engineering from Purdue University, and her M.B.A. from the University of Minnesota’s Carlson School of Management.
Alison Bauerlein, Director
Ms. Bauerlein has been a member of the Board since December 2021 and is a member of both the Audit Committee and Compensation Committee. Ms. Bauerlein is a co-founder of Inogen, Inc. (Nasdaq: INGN). Most recently, she served as Inogen’s Chief Financial Officer and Executive Vice President, Finance from March 2014 until December 2021. Ms. Bauerlein also serves on the board of directors of Gelesis Holdings, Inc, (NYSE: GLS), a biotherapeutics company, as well as Koya Medical, Inc, and Equinox Ophthalmic, Inc, which are private companies. Ms. Bauerlein has over 20 years of experience in treasury, finance, accounting, risk management as well as strategic and tactical cost analysis and forecasting. Ms. Bauerlein received a B.A. degree in Economics/Mathematics with high honors from the University of California, Santa Barbara.
Jorge Gomez, Director
Mr. Gomez has been a member of the Board since December 2021 and prior to this, was a member of the board of directors of Pear US since August 2021. Mr. Gomez is the chair of the Audit Committee. Mr. Gomez has been the Executive Vice President and Chief Financial Officer of Dentsply Sirona, Inc. (Nasdaq: XRAY), a manufacturer of professional dental products and technologies, since August 2019. Mr. Gomez previously served as Chief Financial Officer of Cardinal Health, Inc. (NYSE: CAH), a multinational healthcare services company, from January 2018 to August 2019. At Cardinal Health, he was responsible for financial activities across the enterprise, including financial strategy, capital deployment, treasury, investor relations, tax, accounting, and external reporting. From July 2015 to December 2017, he was Chief Financial Officer of Cardinal Health’s Medical segment and from February 2012 to June 2015, he was Chief Financial Officer of Cardinal Health’s Pharmaceutical segment. Prior to that, Mr. Gomez served as treasurer and corporate controller at Cardinal Health. Before joining Cardinal Health, Mr. Gomez held multiple executive and leadership roles at General Motors Company (NYSE: GM), including assignments in New York, Singapore, Belgium, and Brazil. He began his career with the Smurfit-Kappa Group plc. (OTCMKTS: SMFTF) in the company’s finance development program. Currently, he also serves on the Board of Directors for Xylem, Inc. (NYSE: XYL), a global water management company. Mr. Gomez earned a bachelor’s degree in Electrical Engineering from the National University of Colombia and a master’s degree in Business Administration from the University of Hartford.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 163

Zack Lynch, Director
Mr. Lynch has been a member of the Board since December 2021 and prior to this, was a member of the board of directors of Pear US since December 2015. Mr. Lynch serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Since July 2015, Mr. Lynch has served as the Managing Partner of JAZZ Venture Partners, a venture capital firm that focuses on investments at the intersection of digital technology and life sciences. Mr. Lynch also currently serves on the board of various life sciences companies, including Thread Robotics Inc., a medical device and services company focusing on fertility care since June 2020; Swing Therapeutics, Inc., a company focused on creating digital therapeutics for people with chronic conditions since October 2019; and Pinpoint Predictive, Inc., a company that provides behavioral risk assessments using artificial intelligence designed for insurance companies since September 2018. Mr. Lynch has also served on the board of JobGet Inc., an online and mobile application based job platform since January 2021 and served on the board of Pymetrics, Inc., a company focused on utilizing artificial intelligence and behavioral science in hiring practices, from September 2016 to March 2018. Mr. Lynch is the founder and Chairperson of the Neurotechnology Industry Organization, a global trade association representing companies involved in neuroscience, brain research institutes and patient advocacy groups and the founder and curator of the Experiential Technology and NeuroGaming Conference and Expo. Mr. Lynch co-founded NeuroInsights, a market research and investment advisory firm that advises global organizations on the impact of neurotechnology on business, government and society, and developed the NASDAQ NeuroInsights Neurotech Index (Nasdaq: NERV), a stock tracking index for neuroscience companies. Mr. Lynch served on the advisory boards of the McGovern Institute for Brain Research at MIT, Center for Neuroeconomic Studies at Claremont Graduate University and the Center for Neuroscience and Society at the University of Pennsylvania. Mr. Lynch has a B.S. in Evolutionary Biology, B.S. in Environmental Science and an M.A. in Economic Geography, all from UCLA.
Kirthiga Reddy, Director
Ms. Reddy has been a member of the Board since December 2021 and is the chair of the Nominating and Corporate Governance Committee. She previously served as a board observer on the Legacy Pear board of directors beginning December 2020 through November 23, 2021. Ms. Reddy brings over 20 years of experience leading technology-driven transformations and is a co-founder and since October 2018, has served as Investment Counsel for F7 Ventures, a female-led seed investment fund focused on enabling human operations and the investment themes of connected communities, future of work, and physical and mental health. Previously, she served as the Investment Partner at SoftBank Investment Advisers, a private equity firm headquartered in London (SBIA), and served on the Investment Committee for the SoftBank Vision Fund Emerge program, a global accelerator for companies led by underrepresented founders. From July 2010 to March 2018, Ms. Reddy held various executive roles at Facebook, Inc. (Nasdaq: FB). At Facebook, Ms. Reddy first served as the Managing Director for India and South Asia, and subsequently focused on emerging and high-growth markets including Mexico, Brazil, Indonesia, South Africa and the Middle East. Additionally, Ms. Reddy has served as a member of the board of directors of several companies, including Collective Health, Inc. since December 2019, where she also serves on the compensation and audit committees, WeWork Inc. since February 2020, and Fungible, Inc. since April 2021. Ms. Reddy has also served on the Investment Advisory Council for Neythri Futures Fund, a South Asian female-led stage-agnostic tech fund since March 2021. Ms. Reddy holds an MBA from Stanford University, an M.S. in Computer Engineering from Syracuse University and a B.E. in Computer Science from Marathwada University, India. She served on Stanford Business School Management Board from September 2014 to April 2019, including serving as Chair from September 2018 to April 2019.
Nancy Schlichting, Director
Ms. Schlichting has been a member of the Board since December 2021 and prior to this, was a member of the board of directors of Pear US since January 2021. From June 2003 until January 2017, Ms. Schlichting served as the Chief Executive Officer of the Henry Ford Health System, where she helped lead a $4.7 billion integrated healthcare system. Ms. Schlichting has also served on the board of directors of Walgreens Boots Alliance, Inc. (Nasdaq: WBA) since 2006 and chairs its Compensation and Leadership Development Committee. Ms. Schlichting has served on the board of directors of the Duke University Health System since 2016, where she serves as vice-chair, and has also served on the board of directors of Encompass Health since 2018, and Hill-Rom Holdings, Inc. since 2017,
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 164

where she also serves as the Chairperson of the Compensation and Management Development Committee. Ms. Schlichting also serves as the Trustee for a number of organizations, including The Kresge Foundation since 2003, and Duke University since 2018. In addition, Ms. Schlichting has served as a director and Vice Chair of the Detroit Symphony Orchestra since 2016. Ms. Schlichting earned her B.A. from Duke University and her M.B.A. from Cornell University in healthcare administration and accounting.
Andrew J. Schwab, Director
Mr. Schwab has been a member of the Board since December 2021 and prior to this, was a member of the board of directors of Pear US since June 2014. Mr. Schwab has served as the co-Chief Executive Officer and as a member the board of directors of 5:01 Acquisition Corp. (Nasdaq: FVAM) since its inception in August 2020. Mr. Schwab is a Founding Partner and Managing Member of 5AM Venture Management, LLC and also a Managing Member of 5AM Partners IV, LLC and 5AM Opportunities I (GP), LLC, the general partner entities of major shareholders of Pear. Prior to founding 5AM Venture Management, LLC in 2002, Mr. Schwab was a Principal at Bay City Capital where he was involved with companies such as Cubist Pharmaceuticals, Inc., PTC Therapeutics, Inc., Symyx Technologies, Inc. and Syrrx, Inc. Previously, Mr. Schwab was Vice President of Business Development at Digital Gene Technologies, Inc. and a Vice President in the life science investment banking group of Montgomery Securities. At 5AM, he has led the firm’s investments in and served on the boards of Bird Rock Bio, Inc., BlueLight Therapeutics, Inc, Camp4 Therapeutics Corporation, Cleave Therapeutics, Inc., DVS Sciences, Inc. (which was acquired by Fluidigm Corporation), EnLiven Therapeutics, Inc., Escient Pharmaceuticals, Inc., Flexion Therapeutics, Inc. (Nasdaq: FLXN), Ikaria, Inc. (which was acquired by Mallinckrodt plc and spun-out Bellerophon Therapeutics, Inc. (Nasdaq: BLPH)), Ilypsa, Inc. (which was acquired by Amgen, Inc.), Miikana Therapeutics, Inc. (which was acquired by EntreMed, Inc.), Novome Biotechnologies, Inc., Panomics Inc. (which was acquired by Affymetrix, Inc.), Precision NanoSystems, Inc. (which was acquired by Danaher Corporation), Purigen Biosystems, Inc., Synosia Therapeutics Holding AG (which was acquired by Biotie Therapies Corp.), Rarecyte, Inc., The Assay Depot (d.b.a. Scientist.com), TMRW Life Sciences, Inc. and Viveve Medical, Inc. (Nasdaq: VIVE). Mr. Schwab also currently serves on the boards of trustees of the California Academy of Sciences and Davidson College. Mr. Schwab earned a B.S. degree with Honors in Genetics & Ethics from Davidson College.
Code of Business Conduct and Ethics; Corporate Governance Guidelines
We have adopted a written Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, as well as corporate Governance Guidelines. Copies of the Code of Ethics and Corporate Governance Guidelines can be found on the Investors (Investors → Corporate Governance → Governance Overview) section of our website at www.peartherapeutics.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: Pear Therapeutics, Inc., 200 State Street, 13th Floor, Boston, Massachusetts 02109, Attention: General Counsel. We intend to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, on our website to the extent required by the applicable rules and exchange requirements. The information on any of our websites is deemed not to be incorporated in this Form 10-K or to be part of this Form 10-K.
Director Nominations
The Board consists of seven members and is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. Stockholders may also recommend candidates for election to the Board, as described below. The Board screens potential director candidates and considers criteria including experience, qualifications, attributes, skills, diversity and other characteristics in the context of the current make-up of the Board and the needs of the Board given the circumstances of the Company.
The Board values the input of stockholders in identifying director candidates. Accordingly, the Board considers recommendations for director candidates submitted by stockholders using substantially the same criteria it applies to recommendations from directors and members of management. Any such nominations should be submitted to the Board by mail in care of the Company’s Secretary, at 200 State Street, 13th Floor, Boston, Massachusetts
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 165

02109 and be accompanied by the information required by the Bylaws. The written recommendation should be submitted within the time frame described in the Bylaws.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which currently consists of Mr. Gomez, Ms. Bauerlein, and Mr. Lynch. Each member of the Audit Committee is independent under the applicable Nasdaq listing rules and Rule 10A-3(b)(1) of the Exchange Act. Mr. Gomez serves as the chair of the Audit Committee. The Board has determined that Mr. Gomez and Ms. Bauerlein are each an “audit committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the proposed Audit Committee has the requisite financial expertise required under the applicable requirements of Nasdaq.

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 166

ITEM 11. EXECUTIVE COMPENSATION
Executive Summary
2021 Highlights
On December 3, 2021, the Business Combination closed and we transitioned into becoming a public company. In connection with the Business Combination, we engaged Frederic W. Cook & Co., Inc. as our independent compensation consultant to help structure a competitive executive compensation program from a public company perspective.
As a general matter, our executive compensation program consists of annual base salary, target cash bonus opportunities, and equity-based long-term incentives. We will continue to evaluate, develop, and grow our executive compensation program as we progress as a public company.
Executive Compensation Objectives
The Company is committed to providing a fair and market competitive executive compensation programs that will attract, retain and reward high-performing employees. Our compensation package is tied to the contributions of the individual and the achievement of organizational goals. Below are the objectives of our program:
•Attract, retain, and motivate superior executive talent;
•Provide incentives that reward the achievement of performance goals that directly correlate to the enhancement of shareholder value, as well as facilitate executive retention; and
•Reinforce Pear’s goal of recruiting and retaining a highly motivated workforce to support the overall growth and performance of the Company.
Compensation Governance and Best Practices
We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Our key compensation practices include the following:

What We Do	What We Do Not Do
•Emphasize the use of equity compensation to promote executive retention and reward long-term value creation
•Maintain equity granting guidelines
•Engage an independent compensation consultant to advise our Compensation Committee
•Develop a relevant peer group to benchmark compensation

•Do not guarantee annual salary increases
•Do not grant uncapped cash incentives or guaranteed equity compensation
•Do not provide significant perquisites.
•Do not provide any compensation-related tax gross-ups

Summary Compensation Table
The following table sets forth information regarding compensation earned by our President and Chief Executive Officer and our two next most highly paid executive officers who served during fiscal year 2021, as well as the compensation earned by Elon S. Boms, who served as the Chief Executive Officer of THMA until his resignation upon the closing of the Business Combination. We refer to these individuals as our named executive officers, or
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 167

“NEOs”. The compensation set forth below for Dr. McCann, Mr. Guiffre, and Ms. Strandberg includes compensation from Legacy Pear during fiscal years 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)		All Other Compensation ($) (3)		Total ($)
Corey McCann President & Chief Executive Officer	2021	478,780		—		202,500		49,950		731,230
	2020	424,515		—		148,580		74,910		648,005
Christopher Guiffre Chief Financial Officer & Chief Operating Officer	2021	414,813		119,170		162,256		5,885		702,124
	2020	366,880		155,513		111,238		14,765		648,396
Julia Strandberg Chief Commercial Officer	2021	365,246		57,653		216,365		—		639,264
	2020	356,265		28,277		121,682		33,550		539,774
Elon S. Boms (4)	2021	—	—	—	—	—	—	—	—	—
Chief Executive Officer	2020	—	—	—	—	—	—	—	—	—
_________________
(1)The amounts reported in the “Option Awards” column reflect the aggregate grant date fair value of stock options awarded during fiscal years 2020 and 2021 computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718. See Note 11 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for assumptions underlying the valuation of equity awards.
(2)The amounts shown in the “Non-Equity Incentive Plan Compensation” column represent amounts earned in fiscal years 2020 and 2021 but paid in February of the following year based on the achievement of corporate and individual performance objectives set by the Board. In addition, “Non-Equity Incentive Plan Compensation” for Ms. Strandberg includes $16,798 and $66,462 in commissions earned by Ms. Strandberg for fiscal years 2020 and 2021, respectively, as a member of our commercial team.
(3)“All Other Compensation” includes:
(i)for Dr. McCann, (a) $64,935 and $49,950 during 2020 and 2021, respectively, representing payment for a lease to occupy an apartment in San Francisco, California and (b) $9,975 during 2020 representing employer matching contributions under our 401(k) plan;
(ii)for Mr. Guiffre, (a) $8,345 during 2020 representing employer matching contributions under our 401(k) plan and (b) $6,420 and $5,885 during 2020 and 2021, respectively, representing a transportation benefit; and
(iii)for Ms. Strandberg, (a) $27,000 representing payment for a lease to occupy an apartment in Boston, Massachusetts, which payments were made through March 2020, and (b) $6,550 representing employer matching contributions under our 401(k) plan.
(4)Mr. Boms was the Chief Executive Officer of THMA until December 2021, at which time he resigned from his position upon the closing of the Business Combination.
Narrative Disclosure to Summary Compensation Table
Base Salaries
We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our NEOs. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For the year ended December 31, 2021, the annual base salaries for each of Dr. McCann, Mr. Guiffre and Ms. Strandberg were $450,000, $396,229 and $366,062, respectively. The compensation committee sets the salary and bonus for each NEO, aside from the President & Chief Executive Officer’s which is set by the Board based on recommendation from the Compensation Committee, and the compensation is subject to periodic review and adjustment. Dr. McCann’s base salary for 2022 is $550,000, Mr. Guiffre’s base salary for 2022 is $435,000 and Ms. Strandberg’s base salary for 2022 is $415,000.
Equity Compensation
We believe that equity award grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity award grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, we typically grant equity awards to our executives, including our NEOs, in the ordinary course of business on a discretionary basis. During the year ended December 31, 2021, we granted options to purchase shares of common
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 168

stock of Legacy Pear to Mr. Guiffre and Ms. Strandberg, as described in more detail in the “Outstanding Equity Awards at 2021 Fiscal Year End” table.
Non-Equity Incentive Plan Compensation
We pay cash incentive compensation to reward our executives for their performance over the fiscal year, based on performance goals established by the Board. Incentive compensation is determined by the Board based on two components: corporate performance and individual performance. Dr. McCann’s bonus is based on 100% corporate performance and 0% individual performance, and Mr. Guiffre’s and Ms. Strandberg’s bonuses are based on 80% corporate performance and 20% individual performance. For the year ended December 31, 2021, the target bonus for Dr. McCann was equal to 50% percent of his base salary, the target bonus for Mr. Guiffre for the year ended December 31, 2021 was 45% percent of his base salary, and the target bonus for Ms. Strandberg for the year ended December 31, 2021 was 45% percent of her base salary. In addition to the incentive compensation described above, Ms. Strandberg earned $62,461 in commissions for the year ended December 31, 2021 as a member of the commercial team.
Each NEO is eligible to participate in any annual incentive compensation programs as may be established from time to time by the Board. For 2022, Dr. McCann is eligible to receive a target annual performance bonus of 60% of his annual base salary, Mr. Guiffre is eligible to receive a target annual performance bonus of 50% of his annual base salary, and Ms. Strandberg is eligible to receive a target annual performance bonus of 50% of her annual base salary.
Outstanding Equity Awards at 2021 Fiscal Year End
The following table sets forth information regarding outstanding equity awards held by each of our NEOs as of December 31, 2021. All equity awards set forth in the table below were originally granted under the Legacy Pear 2013 Stock Incentive Plan (the “2013 Plan”). In connection with the Business Combination, each option to purchase shares of common stock of Legacy Pear outstanding under the 2013 Plan were cancelled in exchange for an option to purchase Class A common stock under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan. Mr. Boms, who served as the Chief Executive Officer of THMA until his resignation upon the closing of the Business Combination, held no outstanding equity-based awards as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Corey McCann	—	—		—	—	—
Christopher Guiffre	—	228,224	(1)	1.29	1/26/2031	1/26/2021
	111,351	131,597	(2)	1.09	3/24/2030	3/24/2020
	73,006	30,062	(3)	1.08	3/14/2029	3/14/2019
	51,533	—	(4)	0.72	3/21/2028	3/21/2018
	478,533	—	(4)	0.68	12/13/2027	12/13/2017
Julia Strandberg	—	110,431	(1)	1.29	1/26/2031	1/26/2021
	20,245	23,926	(2)	1.09	3/24/2030	3/24/2020
	391,108	234,667	(5)	1.09	9/25/2029	9/26/2019
__________________
(1)The shares underlying these stock options vest over four years with 25% of the shares vesting on the first anniversary of the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments on the last day of each calendar month following the first anniversary (for the avoidance of doubt, inclusive of the calendar month in which the first anniversary falls), subject to the executive’s continued service. The vesting commencement date is January 26, 2021.
(2)The shares underlying these stock options vest over four years with 25% of the shares vesting on the first anniversary of the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments on the last day of each calendar month following the first anniversary (for the avoidance of doubt, inclusive of the calendar month in which the first anniversary falls), subject to the executive’s continued service. The vesting commencement date is March 24, 2020.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 169

(3)The shares underlying these stock options vest over four years with 25% of the shares vesting on the first anniversary of the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments on the last day of each calendar month following the first anniversary (for the avoidance of doubt, inclusive of the calendar month in which the first anniversary falls), subject to the executive’s continued service. The vesting commencement date is March 14, 2019.
(4)The shares underlying these stock options vest over four years with 25% of the shares vesting on the first anniversary of the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments thereafter, subject to the executive’s continued service. The vesting commencement date is December 7, 2017.
(5)The shares underlying these stock options vest over four years with 25% of the shares vesting on the first anniversary of the vesting commencement date, and the remaining shares vesting in 36 equal monthly installments on the last day of each calendar month following the first anniversary (for the avoidance of doubt, inclusive of the calendar month in which the first anniversary falls), subject to the executive’s continued service. The vesting commencement date is July 22, 2019.
Potential Payments Upon Termination or Change of Control
The employment of each of our NEO’s is at-will. Each NEO has entered into a management retention agreement which provides that if the NEO is terminated “for cause” or resigns without “good reason” (as such terms are defined in the management retention agreement), the NEO is paid their accrued but unpaid vacation pay, earned but unpaid salary, and reimbursement for any business expense (collectively, the “accrued obligations”). If the NEO is terminated within 60 days before a “change in control date” (as such term is defined in the management retention agreement) or during the one year following the change in control (such period is defined in the management retention agreement as the “protection period”) and the NEO is terminated by us without cause or by the NEO for good reason, the NEO will receive payments that equal the accrued obligations, 12 months of the NEO’s base salary as of the termination date (paid in a lump sum within two weeks of the termination date), continued medical, life insurance and benefits to the same extent the NEO participated prior to the termination date for 12 months following the termination date (unless similar benefits are offered sooner by a new employer). In addition, any “equity awards” (as such term is defined in the management retention agreement) that have not been terminated will automatically accelerate and become fully exercisable and all restrictions and conditions on the NEO’s outstanding stock awards and other equity based awards will immediately lapse as of the termination date, and if an equity award has been terminated, the NEO will receive a cash amount equal to the amount he or she would have received had all such terminated equity awards been fully vested. Finally, if the NEO is terminated without cause or resigns with good reason outside of the protection period, the NEO will receive the accrued obligations, six months of the NEO’s base salary as of the termination date (paid in a lump sum within two weeks of the termination date) and medical, life insurance, disability and other benefits to the same extent the NEO participated prior to the termination date for six months following the termination date (unless similar benefits are offered sooner by a new employer).
Director Compensation
The following table presents information regarding compensation awarded to, earned by or paid to our non-employee directors in connection with their service on the Board during fiscal year 2021 (including compensation for serving on the board of directors of THMA and Legacy Pear. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to any of the non-employee members of the Board. Prior to the Business Combination, THMA did not pay compensation to the members of the board of directors for their service on the board of directors of THMA. Corey McCann, our President and Chief Executive Officer, did not receive any compensation for his service as a member of the Board during 2021 or 2020. Dr. McCann’s compensation for service as an employee for fiscal years 2021 and 2020 are presented above in Item 11, “Executive Compensation.”
Director Compensation Table—2021

Name	Year	Fees Earned ($)	Option Awards ($) (1)	Total ($)
Nancy Schlichting	2021	50,000	—	50,000
Andrew Schwab	2021	—	—	—
Zack Lynch	2021	—	—	—
Alison Bauerlein	2021	4,334	390,217	394,551
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 170

Jorge Gomez	2021	41,209	387,227	428,436
Kirthiga Reddy	2021	5,122	390,217	395,339
__________________
(1)The amounts reported in the “Option awards” column reflect the aggregate grant date fair value of share-based compensation awarded during the year computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 718. See Note 11 in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for assumptions underlying the valuation of equity awards.
The table below shows the aggregate number of Class A common stock option awards held as of December 31, 2021 by each of our current non-employee directors who was serving as of that date.

Name	Number of Shares Underlying Options Outstanding at December 31, 2021
Nancy Schlichting	110,430
Andrew Schwab	—
Zack Lynch	29,448
Alison Bauerlein	70,675
Jorge Gomez	70,675
Kirthiga Reddy	70,675
Non-Employee Director Compensation Policy
Non-employee members of the Board shall be eligible to receive cash and equity compensation, as set forth in the Non-Employee Director Compensation Policy, as described below:

Name	Annual Retainer	Annual Retainer ($)
Board of Directors		55,000
Audit Committee Chair		20,000
Compensation Committee Chair		15,000
Nominating and Corporate Governance Chair		10,000
In addition to cash compensation, non-employee directors elected or appointed to our board of directors will be granted a one-time stock option award to purchase 70,560 shares of our Class A common stock on the date of such director’s election or appointment to the board of directors, which will vest in equal annual installments over three years, subject to continued service through such vesting dates. On the day of our annual meeting of stockholders each year, we may grant each non-employee director an annual stock option or a restricted stock award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
We have two equity compensation plans under which awards are currently authorized for issuance, the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan (the “2021 Plan”) and the Pear Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “2021 ESPP”). In connection with the consummation of the Business Combination, each option that was unexercised and outstanding under the Legacy Pear Therapeutics, Inc. 2013 Stock Incentive Plan as of immediately prior to the effective time of the Business Combination was cancelled in exchange for an option to purchase Class A common stock under the 2021 Plan. Both the 2021 Plan and 2021 ESPP were approved by our stockholders. The following table provides information regarding securities authorized for issuance as of December 31, 2021 under our equity compensation plans.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 171

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,381,975 (1)	$3.02	12,618,025 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	19,381,975	$3.02	12,618,025
(1) Consists of Class A common stock issuable upon exercise of outstanding options issued under the 2021 Plan.
(2) Consists of 12,222,812 Class A common stock reserved for future issuance under the 2021 Plan and 1,800,000 shares of Class A common stock reserved for future issuance under the 2021 ESPP. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending in 2031, by 5% of the outstanding number of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator; on January 1, 2022, 6,891,801 shares of Class A common stock were added to the 2021 Plan pursuant to the evergreen formula. The 2021 ESPP provides that the number of Class A common stock are reserved and available for issuance under the plan will automatically increase each January 1, beginning on January 1, 2022, by the lesser of 3,600,000 shares of Class A common stock, 5% of the outstanding number of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the Compensation Committee, as plan administrator; on January 1, 2022, 3,600,000 shares of Class A common stock were added to the 2021 ESPP pursuant to the evergreen formula.
Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our Class A common stock as of March 1, 2022:
•each person known by Pear to be the beneficial owner of more than 5% of the Class A common stock;
•each of Pear’s NEOs and directors; and
•all of Pear’s executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and restricted stock units that are currently exercisable or vested or that will become exercisable or vest within 60 days. Unless otherwise indicated, Pear believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.
The following beneficial ownership of our Class A common stock is based on 137,836,028 shares of Class A common stock issued and outstanding as of the March 1, 2022:

Name of Beneficial Owners (1)	Number of Class A Common Stock Shares	%
Directors and Executive Officers
Corey McCann, M.D., Ph.D (2)(14)	10,829,995	7.9%
Christopher D.T. Guiffre, J.D., M.B.A (3)	819,332	*
Julia Strandberg (3)	503,992	*
Elon S. Boms (4)	—	—
Alison Bauerlein	—	—
Jorge Gomez	—	—
Zack Lynch (5)(14)	10,796,035	7.8%
Kirthiga Reddy	—	—
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 172

Nancy Schlichting (3)	36,442	*
Andrew Schwab (6)(14)	18,631,771	13.5%
All directors and executive officers as a group (13 individuals)	43,156,572	30.7%
Five Percent Holders (14)
TLS Beta Pte. Ltd. and affiliated funds (7)	26,803,573	19.4%
5AM Ventures IV, L.P. and affiliated funds (8)	18,631,771	13.5%
SVF II Cobbler (DE) LLC (9)	12,100,078	8.8%
LJ10 LLC (10)	11,553,333	8.1%
Arboretum Ventures IV, L.P. (11)	10,859,050	7.9%
JAZZ Human Performance Technology Fund, L.P. and affiliated funds (12)	10,766,587	7.8%
Kaiser Permanente Group Trust and affiliated entities (13)	8,503,618	6.2%
__________________
*Indicates beneficial ownership less than 1%.
(1)Unless otherwise noted, the business address of each of the directors and executive officers is c/o Pear Therapeutics, Inc., 200 State Street, 13th Floor, Boston, Massachusetts 02109.
(2)Consists of (i) 8,157,565 shares of Class A common stock held directly by Corey McCann; (ii) 1,685,913 shares of Class A common stock held by The Corey M. McCann Irrevocable Trust of 2021 (the “McCann Irrevocable Trust”), and (iii) 986,517 shares of Class A common stock held by The McCann Family Trust (the “McCann Family Trust,” and, together with the McCann Irrevocable Trust, the “McCann Trusts”). Mia E. Moll, the Trustee of the McCann Irrevocable Trust, is the sister of Corey McCann and holds voting and investment control over the shares held by the McCann Irrevocable Trust. Mia E. Moll acts as Investment Advisor and Concord Trust Company, LLC acts as Trustee of the McCann Family Trust; the Trustee acts at the direction of a distribution committee, whose actions over the shares of Class A common stock held by the McCann Family Trust are subject to the approval of Corey McCann pursuant to the trust agreement. By virtue of the foregoing, Corey McCann may be deemed to be the beneficial owner of the shares of Class A common stock held by each of the McCann Trusts. Dr. McCann disclaims beneficial ownership of the shares of Class A common stock held by each of the McCann Trusts, except to the extent of any pecuniary interest therein. The business address of the McCann Irrevocable Trust and Mia E. Moll is c/o Bass, Doherty & Finks, P.C., 1380 Soldiers Field Road, Boston, MA 02135-1023, and the business address of the McCann Family Trust and Cancord Trust Company, LLC is 3 Executive Park Drive, Suite 302, Bedford, NH 03110.
(3)Consists of options to purchase shares of Class A common stock which have vested or which will vest within 60 days of the March 1, 2022.
(4)Mr. Boms was the Chief Executive Officer of THMA until December 2021, at which time he resigned from his position upon the closing of the Business Combination.
(5)Consists of 10,766,587 shares of Class A common stock identified in footnote 12 over which Mr. Lynch may be deemed to beneficially own and options to purchase up to 29,448 shares of Class A common stock which have vested or which will vest within 60 days of the March 1, 2022. Mr. Lynch disclaims beneficial ownership of the shares identified in footnote 12 except to the extent of his pecuniary interest therein.
(6)Consists of 18,631,771 shares of Class A common stock identified in footnote 8 over which Mr. Schwab may be deemed to beneficially own. Mr. Schwab disclaims beneficial ownership of the shares identified in footnote 8 except to the extent of his pecuniary interest therein.
(7)Consists of 24,903,573 shares of Class A common stock held by TLS Beta Pte. Ltd. and 1,900,000 shares of Class A common stock held by Elbrus Investments Pte. Ltd. Each of TLS Beta Pte. Ltd. and Elbrus Investments Pte. Ltd. is a direct wholly-owned subsidiary of Temasek Life Sciences Private Limited, which in turn is a direct wholly-owned subsidiary of Fullerton Management Pte Ltd, which in turn is a direct wholly-owned subsidiary of Temasek Holdings (Private) Limited. The address of each of the foregoing entities is 60B Orchard Road, #06-18 Tower 2, The Atrium@Orchard, Singapore.
(8)Consists of 14,648,641shares of Class A common stock held by 5AM Ventures IV, L.P. (“Ventures IV”), 610,361 shares of Class A common stock held by 5AM Co-Investors IV, L.P. (“Co-Investors IV”), and 3,372,769 shares of Class A common stock held by 5AM Opportunities I, L.P. (“Opportunities I”). 5AM Partners IV, LLC (“Partners IV”) is the sole general partner of Ventures IV and Co-Investors IV. Dr. John Diekman, Andrew Schwab and Dr. Scott M. Rocklage, are the managing members of Partners IV and, along with Partners IV, have shared voting and investment power over the shares beneficially owned by Ventures IV and Co-Investors IV. Andrew Schwab, one of our directors, is an affiliate of Ventures IV, Co-Investors IV and Opportunities I. Each of Partners IV, Dr. Diekman, Mr. Schwab and Dr. Rocklage disclaim beneficial ownership of such shares except to the extent of its or their recurring interest therein. 5AM Opportunities I (GP), LLC is the general partner of Opportunities I and may be deemed to have sole investment and voting power over the shares held by Opportunities I. Andrew Schwab and Dr. Kush Parmar are the managing members of 5AM Opportunities I (GP), LLC, and may be deemed to share voting and dispositive power over the shares held by Opportunities I. The address of all entities affiliated with 5AM Ventures is 501 2nd Street, Suite 350, San Francisco, CA 94107.
(9)Consists of 12,100,078 shares of Class A common stock held by SVF II Cobbler (DE) LLC (“SVF”). SoftBank Vision Fund II-2 L.P. is the managing member of SVF II AIV (DE) LLC, which is the sole member of SVF. SB Global Advisers Limited (“SBGA”) has been appointed as manager and is responsible for making all decisions related to the acquisition, structuring, financing and disposal of SoftBank Vision Fund II-2 L.P.’s investments, including as held by SVF. Spencer Collins, Rajeev Misra, and Neil Hadley are the directors of SBGA. As a result of these relationships, each of these entities and individuals may be deemed to share beneficial ownership of the securities held of record by SVF. Each of them disclaims any such beneficial ownership. The registered address for each of SVF and SVF II Holdings (DE) LLC is c/o Corporation Service Company, 251 Little Falls Drive, Wilmington, DE 19808. The registered address of SoftBank Vision Fund II-2 L.P. is c/o
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 173

Crestbridge Limited, 47 Esplanade, St. Helier, Jersey, JE1 0BD. The business address of SB Global Advisers Limited is 69 Grosvenor Street, London W1K 3JP, England, United Kingdom.
(10)Consists of 6,540,000 shares of Class A common stock and 5,013,333 Private Placement Warrants held by LJ10 LLC, which are exercisable for 5,013,333 shares of Class A common stock within 60 days of March 1, 2022. Elon S. Boms and two other managers are the three managers of LJ10 LLC’s board of managers. Any action by LJ10 LLC with respect to the shares, including voting and dispositive decisions, requires at least a majority vote of the managers of the board of managers. Under the so-called “rule of three”, because voting and dispositive decisions are made by a majority of the managers, none of the managers is deemed to be a beneficial owner of securities held by LJ10 LLC, even those in which such manager may hold a pecuniary interest. Accordingly, none of the managers on LJ10 LLC’s board of managers is deemed to have or share beneficial ownership of the shares held by LJ10 LLC. LJ10 LLC and KLP SPAC 1 LLC may be deemed to be members of a “group,” within the meaning of Section 13(d)(3) of the Act, comprised of LJ10 LLC and KLP SPAC 1 LLC. The business address of LJ10 LLC is 195 Church Street, 15th Floor, New Haven, Connecticut 06510.
(11)Consists of 10,859,050 shares of Class A common stock held by Arboretum Ventures IV, L.P. (“AV IV”). Arboretum Investment Manager IV, LLC (“AIM IV”) is the general partner of AV IV. Jan L. Garfinkle, Timothy B. Petersen and Paul McCreadie are the managing members of AIM IV and share voting and dispositive power with respect to the shares held by AV IV. Ms. Garfinkle and Messrs. Petersen and McCreadie disclaim beneficial ownership of the shares held by AV IV, except to the extent of their pecuniary interest therein. The address of the principal place of business of each of these entities and individuals is 303 Detroit Street, Suite 301, Ann Arbor, Michigan 48104.
(12)Consists of 9,681,673 shares of Class A common stock held by JAZZ Human Performance Technology Fund, L.P. (“Jazz Technology”) and 1,084,914 shares of Class A common stock held by JAZZ Human Performance Opportunity Fund, L.P (“Jazz Opportunity”). Jazz Human Performance Technology GP, LLC (“Jazz Technology GP”) is the general partner of Jazz Technology. Voting and dispositive decisions with respect to the shares held by Jazz Technology are exercised collectively by the managing members of Jazz Technology GP: Andrew Firlik, John Harris, Zack Lynch and John Spinale. JAZZ Human Performance Opportunity GP, LLC (“Jazz Opportunity GP”) is the general partner of Jazz Opportunity. Voting and dispositive decisions with respect to the shares held by Jazz Opportunity are exercised collectively by the managing members of Jazz Opportunity GP: Andrew Firlik, John Harris, Zack Lynch and John Spinale. Mr. Lynch, one of our directors, is an affiliate of Jazz Technology and Jazz Opportunity. The address of the principal place of business of each of these entities and individuals is 548 Market Street, #27799, San Francisco, CA 94104.
(13)Consists of 5,502,171 shares of Class A common stock held by Kaiser Permanente Group Trust (“Kaiser Trust”) and 3,001,447 shares of Class A common stock held by Kaiser Foundation Hospitals (“Kaiser Hospitals”). The Kaiser Permanente Retirement Plans Investment Committee has discretionary authority to manage and control Kaiser Trust assets. The address for Kaiser Trust and Kaiser Hospitals is One Kaiser Plaza, The Ordway Building, Oakland, California 94612.
(14)Excludes the contingent right to receive additional Class A common stock upon the achievement of certain earn-out targets.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 174

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Approval of Related Person Transactions
We have adopted a formal written policy that became effective upon the completion of the Business Combination which provides that our officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock or preferred stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, where the amount involved in the transaction exceeds or is reasonably expected to exceed $120,000 in a single fiscal year and the related party has or will have a direct or indirect interest in the transaction (other than solely as a result of being a director or less than 10% beneficial owner of another entity), are not permitted to enter into a related party transaction with us without the approval of our Audit Committee, subject to certain exceptions. This written policy on transactions with related persons is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq.
The Audit Committee is responsible for reviewing and approving any related person transactions. In reviewing any related person transaction, the Audit Committee will take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to Pear than terms generally available in a transaction with an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.
Relationships and Transactions with Directors, Executive Officers, and Significant Stockholders
In addition to the executive officer and director compensation arrangements discussed above under “Executive Compensation”, since January 1, 2020, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:
•we, THMA or Legacy Pear have been or are to be a participant;
•the amounts involved exceeded or exceeds $120,000; and
•any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.
Certain Relationships and Related Person Transactions of Pear (formerly THMA)
SoftBank Agreement
Effective March 15, 2022, we entered into a development agreement with SoftBank Corp., an entity under common control with SVF II Cobbler (DE) LLC (a greater than 5% shareholder of Pear), to develop a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market.
Founder Shares and Private Placement Warrants
On December 7, 2020, the Sponsor purchased 5,750,000 shares of Class B common stock, par value $0.0001 per share, of THMA (“THMA Class B Common Shares”) (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. In January 2021, the Sponsor transferred 50,000 Founder Shares to each of Michael J. Christenson, Meghan M. FitzGerald, and Henry S. Miller, THMA’s independent directors, and an aggregate of 150,000 Founder Shares to THMA’s Advisors, in each case, at approximately the same share price initially paid by the Sponsor. On February 2, 2021, THMA effected a 1.2-to-1 forward stock split with respect to its Founder Shares, resulting in the Sponsor holding 6,900,000 Founder Shares, each THMA independent director holding 60,000 Founder Shares and THMA’s Advisors holding an aggregate of 180,000 Founder Shares. Simultaneously with the consummation of its initial public offering on February 4, 2021, THMA consummated the private placement of an aggregate of 5,013,333 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $7,520,000.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 175

Subscription Agreements
In connection with the execution of the Business Combination Agreement, on June 21, 2021, THMA entered into separate PIPE Subscription Agreements whereby the Pipe Investors agreed to purchase and THMA agreed to sell, an aggregate of 9,780,000 PIPE Shares, for a purchase price of $10.00 per share and an aggregate purchase price of $97.8 million. Pursuant to the PIPE Subscription Agreements, Pear gave certain registration rights to the PIPE Investors with respect to the PIPE Shares. The sale of the PIPE Shares was consummated concurrently with the closing of the Business Combination.
Sponsor Support Agreement
In connection with the execution of the Business Combination Agreement, the Sponsor and THMA’s directors, advisors and officers (collectively, the “Sponsor Agreement Parties”) entered into the Sponsor Support Agreement with THMA and Pear US, pursuant to which each Sponsor Support Agreement Party agreed to, among other things, (i) vote at any meeting of the stockholders of THMA all of its THMA Class A Common Shares and THMA Class B Common Shares in favor of the transactions and the adoption of the Business Combination Agreement; (ii) appoint THMA as each Sponsor Agreement Party’s proxy in the event such Sponsor Agreement Party fails to fulfill its obligations under the Sponsor Agreement; (iii) be bound by certain other covenants and agreements related to the Merger; (iv) subject certain of the Sponsor’s THMA Class B Shares (the “Earn-Out Shares”) and Sponsor’s Private Placement Warrants (the “Earn-Out Warrants”) to post-closing vesting conditions and (v) be bound by certain transfer restrictions with respect to THMA Common Shares during the period between the date of the Sponsor Support Agreement and the Closing, subject to certain exceptions set forth in the Sponsor Agreement. The Sponsor Agreement also provided that the Sponsor Agreement Parties agreed to waive their redemption rights in connection with the consummation of the Business Combination with respect to any THMA Common Shares held by them.
Pursuant to the Sponsor Agreement, the Sponsor also agreed, subject to certain exceptions, not to transfer 1,269,600 Founder Shares held by it and to have 922,453 Private Placement Warrants held in trust, in each case, until such securities become released upon the achievement of certain performance-based milestones under the Sponsor Agreement. The Founder Shares held by the Sponsor’s directors and Advisors were not subject to vesting or forfeiture.
On November 14, 2021, the parties entered into an amendment to the Sponsor Support Agreement pursuant to which, among other things, the Sponsor Earn-Out Shares and Earn-Out Warrants shall no longer be subject to vesting conditions, in each case as consideration for the Sponsor agreeing to enter into the Backstop (as defined below).
Forward Purchase Agreement
In connection with the consummation of its initial public offering, THMA entered into the Forward Purchase Agreement with the KLP SPAC 1 LLC (the “Anchor Investor”), that provided for the purchase, in the aggregate, of 5,000,000 Original Forward Purchase Units, consisting of one Forward Purchase Share and one-third of one Forward Purchase Warrant, at a purchase price of $10.00 per unit, or an aggregate purchase price of $50,000,000, in a private placement concurrently with the closing of THMA’s initial business combination.
In connection with the execution of the Business Combination Agreement, the Anchor Investor entered into the Amendment to Forward Purchase Agreement with THMA, pursuant to which, effective as of immediately prior to the Closing, the Forward Purchase Agreement was amended to (i) eliminate the sale of warrants to purchase THMA Class A Common Shares and (ii) instead provide exclusively for the sale of such number of THMA Class A Common Shares equal to the sum of (x) 2,300,000 and (y) such additional THMA Class A Common Shares as the Anchor Investor elected to purchase up to the lesser of (A) the number of Public Shares redeemed by THMA’s Public Stockholders and (B) 2,700,000, in each case, for a purchase price of $10.00 per THMA Class A Common Share.
On November 14, 2021, THMA entered into an amendment to the Amended Forward Purchase Agreement, pursuant to which, among other things, the Anchor Investor increased its binding forward purchase commitment
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 176

(the “Backstop”), subject to cutback, from $23.0 million to up to $73.0 million and removed any optional element to the Backstop. The Backstop was subject to certain reductions if gross transaction proceeds exceeded each of $175.0 million and $250.0 million, respectively. The Anchor Investor was permitted to offer PIPE Investors the opportunity to participate in the Backstop in an amount up to $23.0 million, subject to cutback if proceeds exceeded $175.0 million. As consideration for committing to fund the Backstop, THMA and Legacy Pear agreed to release the Sponsor Earn-Out Shares and Earn-Out Warrants from certain earn-out conditions in connection with the Business Combination, with a certain number of such securities being transferred to each Subscriber that participated in the Backstop.
On December 2, 2021, THMA entered into the Forward Purchase Agreement Assignment pursuant to which, among other things, the Anchor Investor assigned its right to purchase 500,000 THMA Class A Common Shares to a PIPE Investor.
An entity affiliated with the Pritzker Vlock Family Office holds an indirect economic interest in each of the Sponsor and the Anchor Investor. Elon Boms, who was the Chief Executive Officer and director of THMA until the closing of the Business Combination, is a Managing Director of the Pritzker Vlock Family Office and a manager of the Anchor Investor. Steve Benson, who was THMA’s Chief Operating Officer and director until the closing of the Business Combination, is a Venture Partner with the Pritzker Vlock Family Office. Joseph Iannotta, who was THMA’s Chief Financial Officer until the closing of the Business Combination, is the Controller of the Pritzker Vlock Family Office. Messrs Boms, Benson, and Iannotta led and assisted in, respectively, the evaluation of THMA’s business combination targets, including Legacy Pear, and the negotiation of THMA’s Business Combination with Legacy Pear.
Administrative Support
Prior to the closing of the Business Combination, THMA utilized office space at 195 Church Street, 15th Floor, New Haven, Connecticut 06510 from the Sponsor. On February 2, 2021, THMA began paying to the Sponsor $10,000 per month for office space, secretarial, and administrative services provided to members of their management team. Upon completion of the Business Combination, THMA ceased paying these monthly fees. For the year ended December 31, 2021, THMA incurred and paid $100,000 of such fees.
Related Party Loans and Advances
On December 7, 2020, THMA issued an unsecured promissory note to the Sponsor, pursuant to which THMA was permitted to borrow up to an aggregate principal amount of $300,000. Such promissory note was non-interest bearing and payable on the earlier of December 31, 2021 and the completion of the Initial Public Offering. The outstanding balance under such promissory note of $136,833 was repaid at the closing of THMA’s initial public offering on February 4, 2021.
On June 21, 2021, THMA issued an unsecured promissory Note (the “2021 Note”) in the principal amount of $1,000,000 to the Sponsor in exchange for up to $1 million in working capital loans. The 2021 Note was non-interest bearing and payable upon the consummation of the Business Combination. Upon completion of the Business Combination, THMA repaid such loaned amounts out of the proceeds of the Trust Account released to THMA.
Registration Rights Agreement
THMA entered into a registration rights agreement with the Sponsor, the Anchor Investor and THMA’s directors, Advisors and officers with respect to the Private Placement Warrants, the THMA Class A Common Shares issued to the Anchor Investor pursuant to the Forward Purchase Agreement and the THMA Class A Common Shares issued upon exercise of the foregoing and upon conversion of the Founder Shares.
In connection with the consummation of the Business Combination, we entered into the Amended and Restated Registration Rights Agreement with certain Pear stockholders, pursuant to which we agreed to register for resale, pursuant to Rule 415 under the Securities Act, the Class A Common Shares and other equity securities of Pear that are held by the parties thereto from time to time.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 177

The Amended and Restated Registration Rights Agreement grants the Anchor Investor, the Sponsor, and certain of our stockholders the right to require, subject to certain conditions and limitations, that we register for resale, securities held by such stockholders and certain “piggyback” registration rights with respect to registrations initiated by us. Pursuant to the PIPE Subscription Agreements, the PIPE Investors were also granted registration rights which required us to file a registration statement registering the resale of the PIPE Shares. The registration of Class A Common Shares pursuant to the exercise of the registration rights provided under the Registration Rights Agreement and the PIPE Subscription Agreements enable the applicable Pear stockholders to resell such shares without restriction under the Securities Act. We bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement and the PIPE Subscription Agreements and indemnify the stockholders against certain liabilities.
Certain Relationships and Related Person Transactions of Legacy Pear
Legacy Pear Series D-1 and D-2 Preferred Stock Financing
From December 7, 2020 through February 25, 2021, Legacy Pear sold an aggregate of 15,293,315 Legacy Pear Series D-1 Preferred Shares at a purchase price of approximately $6.5388 per share, for an aggregate purchase price of $99,999,928.30 (the “Legacy Pear Series D-1 Preferred Stock Financing”). The participants in the Legacy Pear Series D-1 Preferred Stock Financing included persons affiliated with members of Legacy Pear’s board of directors and persons that held more than 5% of Legacy Pear’s outstanding capital stock. The following table summarizes purchases of Legacy Pear Series D-1 Preferred Shares from Legacy Pear by such related persons:

Name	Legacy Pear Series D-1 Preferred Shares	Total Purchase Price
SVF II AIV (DE) LLC(1)	3,823,331	$ 24,999,996.7
TLS Beta Pte. Ltd.(2)	3,823,331	$ 24,999,996.7
5AM Opportunities I, L.P.(3)	764,666	$ 4,999,998.0
Arboretum Ventures IV, L.P.(4)	49,703	$ 324,997.9
JAZZ Human Performance Technology Fund, L.P.(5)	152,933	$ 999,998.3
JAZZ Human Performance Opportunity Fund, L.P.(5)	458,799	$ 2,999,994.9
(1)     Elena Viboch is a former member of the board of directors of Legacy Pear and an affiliate of SVF II AIV (DE) LLC (“Softbank”). Softbank currently holds more than 5% of Pear’s outstanding capital stock. Ms. Viboch does not serve on the Pear Board.
(2)     TLS Beta Pte. Ltd. (“Temasek”) currently holds more than 5% of Pear’s outstanding capital stock.
(3)     Andrew Schwab is a former member of the board of directors of Legacy Pear and an affiliate of 5AM Opportunities I, L.P. (“5AM Opportunities”). 5AM Opportunities and its affiliated entities, 5AM Ventures IV, L.P. (“5AM Ventures”) and 5AM Co-Investors IV, L.P. (“5AM Co-Investors”), currently hold more than 5% of Pear’s outstanding capital stock. Mr. Schwab is also an affiliate of each of 5AM Ventures and 5AM Co-Investors. Mr. Schwab is currently a member of the Pear Board.
(4)     Timothy Petersen is a former member of the board of directors of Legacy Pear and an affiliate of Arboretum Ventures IV, L.P. (“Arboretum”). Arboretum currently holds more than 5% of Pear’s outstanding capital stock. Mr. Petersen does not serve on the Pear Board.
(5)     Zack Lynch is a former member of the board of directors of Legacy Pear and an affiliate of JAZZ Human Performance Technology Fund, L.P. and JAZZ Human Performance Opportunity Fund, L.P. (collectively, “JAZZ”). JAZZ currently holds more than 5% of Pear’s outstanding capital stock. Mr. Lynch is currently a member of the Pear Board.
On December 8, 2020, Legacy Pear sold an aggregate of 8,109,888 Legacy Pear Series D-2 Preferred Shares at a purchase price of approximately $3.9458 per share, for an aggregate purchase price of $31,999,996.08 (the “Legacy Pear Series D-2 Preferred Stock Financing”). The participants in the Legacy Pear Series D-2 Preferred Stock Financing included persons affiliated with members of Legacy Pear’s board of directors and persons that held more than 5% of Legacy Pear’s outstanding capital stock. The following table summarizes purchases of Legacy Pear Series D-2 Preferred Shares from Legacy Pear by such related persons:
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 178

Name	Legacy Pear Series D-2 Preferred Shares	Total Purchase Price
SVF II AIV (DE) LLC(1)	4,054,944	$15,999,998.04
TLS Beta Pte. Ltd.(2)	4,054,944	$15,999,998.04
__________________
(1)     Elena Viboch is a former member of the board of directors of Legacy Pear and an affiliate of Softbank. Softbank currently holds more than 5% of Pear’s outstanding capital stock. Ms. Viboch does not serve on the Pear Board.
(2)     Temasek currently holds more than 5% of Pear’s outstanding Class A common stock.
In connection with the Legacy Pear Series D-1 Preferred Stock Financing and the Legacy Pear Series D-2 Preferred Stock Financing, Legacy Pear repurchased (i) 2,788,732 Legacy Pear Common Shares from Corey McCann, Pear’s Chief Executive Officer, for $10,996,806.90, (ii) 480,000 Legacy Pear Common Shares and 1,920,000 Legacy Pear Series A Preferred Shares from 5AM Ventures for $9,463,920, (iii) 20,000 Legacy Pear Common Shares and 80,000 Legacy Pear Series A Preferred Shares from 5AM Co-Investors for $394,330 and (iv) 1,000,000 Legacy Pear Series A Preferred Shares from Arboretum for $3,943,300, each pursuant to a tender offer by Legacy Pear that closed on December 9, 2020.
Pear Stockholder Support Agreements
In connection with the execution of the Business Combination Agreement, certain equityholders of Legacy Pear representing the requisite votes necessary to approve the Merger (such stockholders, the “Pear Supporting Equityholders”) entered into stockholder support agreements with THMA and Legacy Pear (the “Stockholder Supporting Agreements”), pursuant to which each Supporting Pear Equityholder agreed to, among other things, (a) vote all of its Legacy Pear Common Shares and Legacy Pear Preferred Shares (or any securities convertible into or exercisable or exchangeable for Legacy Pear Common Shares and Legacy Pear Preferred Shares) in favor of the approval and adoption of the Business Combination Agreement, the Ancillary Agreements to which Legacy Pear was party and the transactions contemplated thereby (including the Merger) and (b) be bound by certain other covenants and agreements related to the Merger.
Investors’ Rights Agreement
Legacy Pear was party to a Third Amended and Restated Investors’ Rights Agreement, dated as of November 3, 2020 (the “IRA”), as amended by that certain Omnibus Amendment dated as of February 23, 2021, which granted registration rights and information rights, among other things, to certain holders of Legacy Pear’s capital stock, including entities affiliated with Temasek, Softbank, Arboretum, JAZZ, 5AM Ventures, 5AM Co-Investors and 5AM Opportunities. The IRA terminated upon the closing of the Business Combination.
Right of First Refusal and Co-Sale Agreement
Pursuant to certain agreements with its stockholders, including the Third Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of November 3, 2020 (the “ROFR Agreement”), as amended by that certain Omnibus Amendment dated as of February 23, 2021, Legacy Pear had the right to purchase shares of Legacy Pear’s capital stock that certain of its stockholders proposed to sell to other parties. Certain holders of Legacy Pear’s capital stock that were party to the ROFR Agreement, included Temasek, Softbank, Arboretum, JAZZ, 5AM Ventures, 5AM Co-Investors and 5AM Opportunities. The ROFR Agreement terminated upon the closing of the Business Combination.
Voting Agreement
Legacy Pear was party to the Third Amended and Restated Voting Agreement, dated as of November 3, 2020 (the “Voting Agreement”), as amended by that certain Omnibus Amendment dated as of February 23, 2021, pursuant to which certain holders of Legacy Pear’s capital stock, including Temasek, Softbank, Arboretum, JAZZ, 5AM Ventures, 5AM Co-Investors and 5AM Opportunities, agreed to vote their shares of Legacy Pear’s capital stock in favor of certain matters, including with respect to the election of directors. The Voting Agreement terminated upon the closing of the Business Combination.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 179

Director and Officer Indemnification
Legacy Pear’s certificate of incorporation and bylaws provided for indemnification and advancement of expenses for its directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. Legacy Pear also entered into indemnification agreements with each of its directors. Following the Business Combination, Pear entered into new indemnification agreements with each of the directors and officers of Pear. The indemnification agreements entered into by Pear Board members Messrs. Schwab and Lynch also provided certain indemnification rights to the entities with which they are affiliated.
Director Independence
Our Board has determined that none of the members of our Board other than Dr. McCann has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of the members of our Board other than Mr. McCann is “independent” as that term is defined under the rules of Nasdaq. Our Board has also determined that all members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent and satisfy the relevant SEC and Nasdaq independence requirements for such committees. The transactions, relationships or arrangements described above were considered by the Board in determining director independence.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm Fees and Services
Deloitte was appointed as our independent registered accounting firm in December 2021 and served as the independent registered public accounting firm of Legacy Pear since 2017.
The following table presents the aggregate fees billed by Deloitte & Touche LLP to us (including Legacy Pear) for the years ended:

		December 31,
Type of Fee	Description	2021	2020

Audit Fees	For the audits of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, as well as fees incurred in connection with the preparation and filing of registration statements with the SEC.	$2,621,379	$220,000
Audit-Related Fees	Fees billed for services reasonably related to the performance of the audit or review of the Company's financial statements, which are not reported under the caption "Audit Fees" above.	—	—
Tax Fees	Fees for tax compliance, tax advice and tax planning services.	85,698	31,681
All Other Fees	Subscription fees paid to Deloitte for use of accounting research tool.	1,895	1,895
Total		$2,708,972	$253,576
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
Our Audit Committee’s policy is to pre‑approve all audit and permissible non‑audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm, and the fees for the services to be performed. These services may include audit services, audit‑related services, tax services, and other services. Pre‑approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre‑approval, and the fees for the services performed to date.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 180

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) Documents filed as part of this report
(1) All financial statements
(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes included in this Form 10-K.
(3) Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Description	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

2.1	Business Combination Agreement, dated as of June 21, 2021, by and among Thimble Point Acquisition Corp., Oz Merger Sub, Inc. and Pear Therapeutics, Inc. *	8-K	001-39969	2.1	June 22, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Thimble Point Acquisition Corp.*	8-K	001-39969	3.1	December 8, 2021

3.2	Amended and Restated Bylaws of Pear Therapeutics, Inc.*	8-K	001-39969	3.2	December 8, 2021

4.1	Specimen Class A Common Stock Certificate*	S-1	333-252150	4.2	January 15, 2021

4.2	Specimen Warrant Certificate*	S-1	333-252150	4.3	January 15, 2021

4.3	Warrant Agreement, dated February 1, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent*	8-K	001-39969	4.1	February 4, 2021

4.4	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Amended and Restated Registration Rights Agreement*	8-K	001-39969	10.1	December 8, 2021

10.2	First Amendment to Forward Purchase Agreement, dated as of June 21, 2021, by and among Thimble Point Acquisition Corp. and KLP SPAC 1 LLC*	8-K	001-39969	10.6	June 22, 2021

10.3	Second Amendment to Forward Purchase Agreement, dated as of November 14, 2021*	8-K	001-39969	10.1	November 15, 2021
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 181

10.4	Sponsor Support Agreement, dated as of June 21, 2021, by and among LJ10 LLC, Thimble Point Acquisition Corp., Pear Therapeutics, Inc. and certain other parties thereto*	8-K	001-39969	10.1	June 22, 2021

10.5	Amendment to the Sponsor Support Agreement, dated as of November 14, 2021*	8-K	001-39969	10.2	November 15, 2021

10.6	Form of Company Stockholder Support Agreement by and among Thimble Point Acquisition Corp., Pear Therapeutics, Inc. and the stockholder of Pear Therapeutics, Inc. identified on the signature page thereto*	8-K	001-39969	10.2	June 22, 2021

10.7	Form of Subscription Agreement by and among Thimble Point Acquisition Corp., Pear Therapeutics, Inc. and the investor identified on the signature page thereto*	8-K	001-39969	10.4	June 22, 2021

10.8	Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*	8-K	001-39969	10.8	December 8, 2021

10.9	Pear Therapeutics, Inc. 2021 Employee Stock Purchase Plan*	8-K	001-39969	10.9	December 8, 2021

10.10	Form of Incentive Stock Option Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan**	8-K	001-39969	10.10	December 8, 2021

10.11	Form of Restricted Stock Award Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*	8-K	001-39969	10.11	December 8, 2021

10.12	Form of Restricted Stock Unit Award Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*	8-K	001-39969	10.12	December 8, 2021

10.13	Form of Rollover Incentive Stock Option Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan**	8-K	001-39969	10.13	December 8, 2021

10.14	Form of Non-Qualified Stock Option Agreement Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*	8-K	001-39969	10.14	December 8, 2021

10.15	Form of Rollover Non-Qualified Stock Option Agreement Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*	8-K	001-39969	10.15	December 8, 2021

10.16	Form of Indemnification Agreement*	S-4/A	001-39969	10.19	October 25, 2021

10.17	Form of Stockholder Lock-Up Agreement by and among the Registrant, Pear Therapeutics, Inc. and the stockholder of Pear Therapeutics, Inc. identified on the signature page thereto*	8-K	001-39969	10.3	June 22, 2021

10.18	Form of PIPE Lock-Up Agreement*	8-K	001-39969	99.1	November 15, 2021

10.19	Non-Employee Director Compensation Policy*	8-K	001-39969	10.19	December 8, 2021

10.20	Office Lease, dated as of April 10, 2018, by and between Pear Therapeutics, Inc. and CA-Mission Street Limited Partnership*	S-4/A	001-39969	10.20	October 25, 2021

10.21	First Amendment to Lease, dated as of July 5, 2019, by and between Pear Therapeutics, Inc. and CA Mission Street Limited Partnership*	S-4/A	001-39969	10.21	October 25, 2021

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 182

10.22	Office Lease, dated as of May 11, 2018, by and between Pear Therapeutics, Inc. and GLL 200 State Street, L.P.*	S-4/A	001-39969	10.22	October 25, 2021

10.23	First Amendment to Office Lease Agreement, dated as of January 17, 2020, by and between Pear Therapeutics, Inc. and CP 200 State LLC as successor-in-interest to GLL 200 State Street, L.P.*	S-4/A	001-39969	10.23	October 25, 2021

10.24	Credit Agreement and Guaranty, dated as of June 30, 2020, by and between Pear Therapeutics, Inc., Perceptive Credit Holdings III, LP and the other parties thereto*	S-4/A	001-39969	10.24	October 25, 2021

10.25	Security Agreement, dated as of June 30, 2020, by and between Pear Therapeutics, Inc., Perceptive Credit Holdings III, LP and the other parties thereto*	S-4/A	001-39969	10.28	October 25, 2021

10.26	Second Amendment to Credit Agreement, dated as of December 3, 2021, by and among Pear Therapeutics, Inc., Perceptive Credit Holdings III, LP and the other parties thereto*	S-1	333-261876	10.26	December 23, 2021

10.27	Contribution and License Agreement for Pharmaceutical FOU, dated as of February 13, 2015, by and between Pear Therapeutics, Inc. and The Invention Science Fund I, L.L.C.+*	S-4/A	001-39969	10.31	October 25, 2021

10.28	First Amendment to Contribution and License Agreement for Pharmaceutical FOU, dated as of February 28, 2018, by and between Pear Therapeutics, Inc. and The Invention Science Fund I, L.L.C.+*	S-4/A	001-39969	10.32	October 25, 2021

10.29	Second Amended and Restated Software License Agreement, dated as of July 1, 2021, by and between Pear Therapeutics, Inc. and Red 5 Group, LLC+*	S-4/A	001-39969	10.33	October 25, 2021

10.30	Assignment, License & Services Agreement, dated as of March 24, 2018, by and between Pear Therapeutics, Inc. and BeHealth Solutions, LLC+*	S-4/A	001-39969	10.34	October 25, 2021

10.31	Form of Indemnification Agreement entered into by Andrew Schwab and Zack Lynch*	8-K	001-39969	10.31	December 8, 2021

10.32	Forward Purchase Agreement Assignment dated as of December 2, 2021*	8-K	001-39969	10.32	December 8, 2021
10.33	Second Amendment to Office Lease Agreement, dated as of December 30, 2020, by and between Pear Therapeutics, Inc. and CP 200 State LLC as successor-in-interest to GLL 200 State Street, L.P.
10.34
Third Amendment to Credit Agreement and Guaranty, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP and the other parties thereto.

Pear Therapeutics, Inc.| 2021 Form 10-K |Page 183

10.35
Amended and Restated Security Agreement, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP, as administrative agent, and the other parties thereto.

10.36
Amended and Restated Intercompany Subordination Agreement, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP, as administrative agent, and the other parties thereto.

16.1	Letter from Marcum LLC to the SEC*	8-K	001-39969	16.1	December 8, 2021

21.1	List of Subsidiaries*	8-K	001-39969	21.1	December 8, 2021

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________
*Previously filed
**Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
+      Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 184

ITEM 16. FORM 10-K SUMMARY
None.
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 185

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAR THERAPEUTICS, INC.

Date: March 28, 2022	By:	/s/ Corey M. McCann
		Name:	Dr. Corey M. McCann
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corey M. McCann	Chief Executive Officer, President and Director	March 28, 2022
Dr. Corey M. McCann	(Principal Executive Officer)

/s/ Christopher D.T. Guiffre	Chief Financial Officer and Chief Operating Officer	March 28, 2022
Christopher D.T. Guiffre	(Principal Financial Officer)

/s/ Ellen E. Snow	Vice President, Corporate Controller	March 28, 2022
Ellen E. Snow	(Principal Accounting Officer)

/s/ Alison Bauerlein	Director	March 28, 2022
Alison Bauerlein

/s/ Jorge M. Gomez	Director	March 28, 2022
Jorge M. Gomez

/s/ Zack Lynch	Director	March 28, 2022
Zack Lynch

/s/ Kirthiga Reddy	Director	March 28, 2022
Kirthiga Reddy

/s/ Nancy M. Schlichting	Director	March 28, 2022
Nancy M. Schlichting

/s/ Andrew Schwab	Director	March 28, 2022
Andrew Schwab
Pear Therapeutics, Inc.| 2021 Form 10-K |Page 186