Form 10-Q
period 2022-03-31
Pear Therapeutics, Inc.
filed 2022-05-16
CIK 1835567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to_______
Commission File Number: 001-39969
Pear Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	85-4103092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 State Street, 13th Floor
Boston, MA	02109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 925-7848
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	PEAR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	PEARW	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s Class A common stock outstanding as of May 12, 2022 was 138,101,541.

Pear Therapeutics, Inc.
Form 10-Q
For the Quarter Ended March 31, 2022

References throughout this Form 10-Q to “we,” “us,” the “Company,” “Pear” or “our company” are to Pear Therapeutics, Inc. and it’s consolidated subsidiaries, and “Legacy Pear” refers to Pear Therapeutics (US), Inc. and it’s consolidated subsidiary prior to the Business Combination on December 3, 2021, unless otherwise noted or the context otherwise indicates.
This document contains references to trademarks, trade names, and service marks belonging to other entities. Solely for convenience, trademarks, trade names, and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other company.

Pear Therapeutics, Inc.| Form 10-Q |Page 1

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$89,434	$169,567
Short-term investments	47,967	5,004
Accounts receivable	4,131	1,794
Prepaid expenses and other current assets	8,519	8,876
Total current assets	150,051	185,241
Property and equipment, net	6,386	6,255
Right-of-use assets (Note 8)	10,196	—
Restricted cash	411	411
Other long-term assets	5,048	5,253
Total assets	$172,092	$197,160
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,750	$1,806
Accrued expenses and other current liabilities	12,679	17,946
Lease liabilities - current (Note 8)	1,760	—
Deferred revenues	1,020	421
Debt	27,170	26,993
Total current liabilities	46,379	47,166
Lease liabilities - noncurrent (Note 8)	9,695	—
Embedded debt derivative	675	675
Warrant liabilities	11,257	8,528
Earn-out liabilities	33,736	48,363
Other long-term liabilities	841	1,994
Total liabilities	102,583	106,726
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022; and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 690,000,000 authorized as of March 31, 2022; and 137,901,183 and 137,836,028 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	341,380	338,404
Accumulated deficit	(271,842)	(247,983)
Accumulated other comprehensive (loss) income	(43)	(1)
Total stockholders’ equity	69,509	90,434
Total liabilities and stockholders’ equity	$172,092	$197,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc.| Form 10-Q |Page 2

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Product revenue	$2,749	$300
Collaboration and license revenue	—	76
Total revenue	2,749	376
Cost and operating expenses
Cost of product revenue	1,481	738
Research and development	13,264	7,490
Selling, general, and administrative	22,745	13,299
Total cost and operating expenses	37,490	21,527
Loss from operations	(34,741)	(21,151)
Other income (expense):
Interest and other (expense) income, net	(1,016)	(1,026)
Change in estimated fair value of earn-out liabilities	14,627	—
Change in estimated fair value of warrant liabilities	(2,729)	(163)
Loss on issuance of legacy convertible preferred stock	—	(2,053)
Total other income (expense)	10,882	(3,242)
Net loss	$(23,859)	$(24,393)
Unrealized loss on short-term investments	$(42)	$—
Comprehensive loss	$(23,901)	$(24,393)

Net loss per share:
Basic and diluted	$(0.17)	$(0.22)
Weighted average common shares outstanding:
Basic and diluted	137,851,984	108,657,852
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc.| Form 10-Q |Page 3

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2021	106,721,878	11	269,946	(182,841)	—	87,116
Issuance of Legacy Pear Series D convertible preferred stock, net of issuance costs of $83	4,503,618	—	21,970	—	—	21,970
Exercise of common stock options	642,489		402	—	—	402
Stock-based compensation expense	—	—	463	—	—	463
Net loss	—	—	—	(24,393)	—	(24,393)
Balance at March 31, 2021	111,867,985	$11	$292,781	$(207,234)	$—	$85,558

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	137,836,028	$14	$338,404	$(247,983)	$(1)	$90,434
Exercise of common stock options	65,145	—	75	—	—	75
Stock-based compensation expense	—	—	2,901	—	—	2,901
Exercise of common stock warrants	10	—	—	—	—	—
Other comprehensive income	—	—	—	—	(42)	(42)
Net loss	—	—	—	(23,859)	—	(23,859)
Balance at March 31, 2022	137,901,183	$14	$341,380	$(271,842)	$(43)	$69,509
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc.| Form 10-Q |Page 4

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(23,859)	$(24,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	723	277
Amortization of intangible asset	155	100
Amortization of debt discount	176	150
Amortization of right-of-use asset	418	—
Accretion and amortization of interest income	(9)	8
Stock-based compensation expense	2,901	463
Loss on issuance of legacy convertible preferred stock	—	2,053
Change in fair value of warrants	2,729	163
Change in fair value of earn-out liabilities	(14,627)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,337)	38
Prepaid expenses and other assets	410	(200)
Lease liabilities	(405)	—
Accounts payable	1,591	76
Accrued expenses, other liabilities and non-current liabilities	(5,214)	(990)
Deferred revenues	640	1,294
Net cash used in operating activities	(36,708)	(20,961)
Investing Activities:
Proceeds from maturities of short-term investments	—	4,000
Purchases of short-term investments	(42,999)	(2,996)
Purchases of property and equipment	(501)	(789)
Net cash provided by (used in) investing activities	(43,500)	215
Financing Activities:
Proceeds from issuance of convertible preferred stock, net	—	19,917
Proceeds from exercise of stock options	75	402
Net cash provided by financing activities	75	20,319
Net decrease in cash, cash equivalents and restricted cash	(80,133)	(427)
Cash, cash equivalents and restricted cash—beginning of period	169,978	112,061
Cash, cash equivalents and restricted cash—end of period	$89,845	$111,634
Supplemental disclosure of cash flow information:
Cash paid for interest	$900	$900
Supplemental disclosure of non-cash investing and financing information:
Purchases of property and equipment in accounts payable and accrued expenses	$353	$55
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc.| Form 10-Q |Page 5

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
1. NATURE OF BUSINESS
Basis of Presentation
References throughout this Form 10-Q to “we,” “us,” the “Company,” “Pear” or “our company” are to Pear Therapeutics, Inc. (formerly known as Thimble Point Acquisition Corp.), and “Legacy Pear” refers to Pear Therapeutics (US), Inc. prior to the Business Combination, unless otherwise noted or the context otherwise indicates.
Legacy Pear is deemed the accounting predecessor and the post-company successor SEC registrant, which means Legacy Pear financial statements for previous periods are disclosed in this Form 10-Q. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.
Organization
Pear is a leader in prescription digital therapeutics, or PDTs. The Company’s PDTs treat diseases with clinically validated software.
On December 3, 2021, (the “Closing Date”), we consummated a business combination, or the “Business Combination”, pursuant to the terms of the business combination agreement, or “Business Combination Agreement”, dated June 21, 2021, by and among the Company (formerly known as Thimble Point Acquisition Corp., or “THMA”), Pear Therapeutics (US), Inc., a Delaware corporation incorporated on August 14, 2013 (“Pear US”) (formerly known as Pear Therapeutics, Inc.) and Oz Merger Sub, Inc., pursuant to which Oz Merger Sub., Inc. (a Delaware corporation and wholly-owned subsidiary of THMA, or “Merger Sub”) merged with and into Pear US, with Pear US surviving as our wholly owned subsidiary. Upon the closing of the Business Combination, THMA changed its name to Pear Therapeutics, Inc. (“Pear” or the “Company”).

Pursuant to the terms of the Business Combination Agreement, each share of Legacy Pear common stock, par value $0.0001 per share (“Legacy Pear Common Shares”) issued and outstanding immediately prior to the closing of the Business Combination, after giving effect to the conversion of all issued and outstanding shares of Legacy Pear preferred stock, par value $0.0001 per share (“Legacy Pear Preferred Shares”) to Legacy Pear Common Shares, were canceled and converted into the right to receive a number of shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) equal to the number of shares of Legacy Pear Common Shares multiplied by the exchange ratio of approximately 1.47. In addition, all outstanding equity awards of Legacy Pear were converted into equity awards with the option to purchase Class A common stock with the same terms and conditions adjusted by the exchange ratio of approximately 1.47.
In connection with the Business Combination, THMA completed the sale and issuance of 10,280,000 shares of Class A common stock in a fully committed common stock private placement at a purchase price of $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $102,800 (“PIPE Investment”), and a Forward Purchase Agreement Assignment, dated as of December 2, 2021, by and among THMA, the Anchor Investor, and a Pipe Investor (the “Forward Purchase Assignment”); which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, all of the remaining outstanding THMA Class A common shares were separated, pursuant to their terms, into one share of Class A common stock (which totaled 832,899 shares Class A common stock, “Public Shares”) and one-third (1/3) of one redeemable warrant (and THMA’s units ceased trading on the Nasdaq). Further, LP SPAC 1 LLC (the “Anchor Investor”) purchased 6,387,026 shares of Class A common stock at a purchase price of $10.00 per share in connection with the Forward Purchase Agreement, dated as of February 1, 2021, by and between THMA and the Anchor Investor (the “Forward Purchase Agreement”), as amended from time to time, including by the Amendment to Forward Purchase Agreement dated as of June 21, 2021, and the Second Amendment to Forward Purchase Agreement dated as of November 14, 2021 (the “Amended Forward Purchase Agreement”), entered into with THMA on February 1, 2021 (“THMA Sponsor Shares”). Gross proceeds from the Merger totaled approximately $175,001 which included funds held in THMA’s trust account (after giving effect to redemptions). Transaction costs totaled approximately $32,779.
Pear Therapeutics, Inc.| Form 10-Q |Page 6

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Unless otherwise indicated or the context otherwise requires, references in this Form 10-Q to the “Company”, “our”, and “Pear” refer to the consolidated operations of Pear Therapeutics, Inc. and its subsidiaries. References to THMA refer to the company prior to the consummation of the Business Combination and references to “Legacy Pear” refer to Pear Therapeutics, Inc. (now Pear Therapeutics (US), Inc.) prior to the consummation of the Business Combination.
Legacy Pear was deemed the accounting acquirer in the Business Combination. This determination was primarily based on Legacy Pear’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Pear having the ability to appoint a majority of the Board of Directors of the combined company, Legacy Pear’s existing management comprising the senior management of the combined company, Legacy Pear comprising the ongoing operations of the combined company, Legacy Pear being the larger entity based on historical revenues and business operations, and the combined company assuming Legacy Pear’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Pear issuing stock for the net assets of THMA, accompanied by a recapitalization. Under this method of accounting, THMA who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Pear issuing stock for the net assets of THMA, accompanied by a recapitalization. The net assets of THMA are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Pear stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Pear’s Convertible Preferred Stock (“Legacy Pear Preferred Shares”) and Legacy Pear common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 1.47 established in the Business Combination. Legacy Pear’s convertible preferred stock previously classified as mezzanine was retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the reverse recapitalization. See Note 3 for more information.
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
The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under its credit facility. For the three months ended March 31, 2022, the Company had a net loss of $23,859 and as of March 31, 2022, had an accumulated deficit of $271,842. As of March 31, 2022, the Company had $137,401 of cash and cash equivalents and short-term investments. While the Company has recorded revenue, revenues have been insufficient to fund operations. Accordingly, the Company has funded its operations to date through a combination of proceeds raised from equity and debt issuances, including the Business Combination. The Company’s operating costs include the cost of developing and commercializing products as well as providing research services. As a consequence, the Company will need to raise additional equity and debt financing that may not be available, if at all, at terms acceptable to the Company to fund future operations. As a result, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations,
Pear Therapeutics, Inc.| Form 10-Q |Page 7

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
which could materially harm the Company’s business, prospects, financial condition and operating results. Management believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements and the material adverse change clause in the Perceptive Credit Facility, the amounts due as of March 31, 2022, have been classified as current in the consolidated balance sheet. The lender has not invoked the material adverse change clause as of the date of issuance of these financial statements. The accompanying consolidated financial statements do not reflect any other adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company is subject to various covenants related to the Perceptive Credit Facility entered into on June 30, 2020 (Note 7), and given the substantial doubt about the Company’s ability to continue as a going concern, there is a risk that it may not meet its covenants in the future.
COVID-19 Related Significant Risks and Uncertainties
There continues to be uncertainties regarding the pandemic of the novel coronavirus, or COVID-19. The Company is closely monitoring the continued impact of COVID-19 on all aspects of its business, including how it will impact its customers, patients, employees, suppliers, vendors, and business partners. The Company is unable to predict the specific impact that COVID-19 may have on its business, financial position, and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.
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
The consolidated financial statements as of March 31, 2022 and 2021, and for the three months ended March 31, 2022 and 2021, include the accounts of Pear and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. Adjustment has been made to the Consolidated Statement of Operations for the three months ended March 31, 2021, to present the change in fair value of warrant liabilities as a separate line item; this amount was included in the Interest and other (expense) income, net line item in prior years.
Pear Therapeutics, Inc.| Form 10-Q |Page 8

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
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
The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$89,434	$169,567
Restricted cash - long-term	411	411
Total cash, cash equivalents, and restricted cash	$89,845	$169,978
Recently Adopted Accounting Pronouncements
In February 2016, the FASB, issued ASU 2016-02, Leases (Topic 842), as subsequently amended, which provides guidance requiring lessees to recognize a right-of-use asset (“ROU”) and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations.
The Company adopted the leasing standard effective January 1, 2022, using the revised modified retrospective transition method, with comparative periods continuing to be reported under ASC 840 as it was the accounting standard in effect for such period. In the adoption of ASU 2016-02, the Company carried forward the assessment from ASC 840 of whether its contracts contain or are leases, the classification of its leases, and remaining lease terms. The Company did not elect the hindsight practical expedient upon adoption of the new standard.
The most significant impact resulting from the adoption of this new standard was the recognition of $10,614 of an operating ROU assets and $11,860 of operating lease liabilities on the adoption date, January 1, 2022. The difference between the ROU assets and lease liabilities on the accompanying condensed consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. Existing deferred rent and prepaid rent amounts were removed from the consolidated balance sheets at the date of adoption. The adoption did not have a material impact to the Company's consolidated statements of operations or statement of cash flows.
The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.
See Note 8 for further information.
Pear Therapeutics, Inc.| Form 10-Q |Page 9

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company’s adoption of the standard effective January 1, 2022, did not have a material impact to its condensed consolidated financial statements and related disclosures.
3. Business Combination
As discussed in Note 1, on December 3, 2021, the Company consummated a business combination pursuant to the Business Combination Agreement. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, THMA, who was the legal acquirer, was treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Pear issuing stock for the net assets of THMA, accompanied by a recapitalization.
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
In addition, holders of Legacy Pear Common Shares (and Legacy Pear Preferred Shares who converted their shares into Legacy Pear Common Shares in connection with the Merger) received the contingent right to receive up to 12,395,625 additional Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The holders of Legacy Pear common stockholders are eligible to receive up to 12,395,625 shares in the aggregate of additional Class A common stock in three equal tranches of 4,131,875 shares respectively, upon the Company achieving $12.50, $15.00, or $17.50, respectively, as its volume-weighted average price per share for any 20 trading days within a 30 consecutive trading day period (as adjusted for share splits, reverse share splits, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares, or the like).
Further, the Company assumed the outstanding warrants to purchase 9,199,944 shares of the Company’s Class A common stock at $11.50 per share (the “Public Warrants”) and the outstanding warrants (the “Private Placement Warrants”) held by LJ10 LLC, (the “Sponsor”) to purchase 5,013,333 shares of the Company’s Class A common stock at $11.50 per share. The Public Warrants and Private Placement Warrants expire five years after the completion of the Business Combination.
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
The number of shares of common stock outstanding immediately following the consummation of the business combination was as follows:
Pear Therapeutics, Inc.| Form 10-Q |Page 10

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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
Public Warrants and Private Placement Warrants
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability and have been classified as such on the balance sheet. The fair value of the warrant liability was $11,257 and $8,528 at March 31, 2022 and December 31, 2021, respectively. See Note 10 for further information on the Public and Private Placement Warrants.
Earn-Out Liabilities
The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, a liability for which was initially valued and recorded at $95,401, which was estimated by using a Monte Carlo Simulation Method for each earn out period. Key inputs and assumptions used in this were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Certain of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value at each reporting date. The Company revalued the earn-out liabilities as of March 31, 2022 and December 31, 2021, and determined the fair value to be $33,736 and $48,363, respectively. The change in the fair value of the earn-out liabilities were recorded in other income (expense) on the statement of operations.
4. FAIR VALUE MEASUREMENTS
The tables below present certain of our assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability.

	March 31, 2022
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$53,189	$53,189
Debt investments:
U.S. Treasury Bills	31,988	31,988	—	—
Corporate bonds	3,013		3,013
Commercial paper	12,966		12,966
Total debt investments	47,967	31,988	15,979	—
Total assets	$101,156	$85,177	$15,979	$—
Long-term liabilities:
Embedded debt derivative	$675			$675
Warrant liabilities	11,257	7,286	3,971
Earn-out liabilities	33,736	—	—	33,736
Total liabilities	$45,668	$7,286	$3,971	$34,411
Pear Therapeutics, Inc.| Form 10-Q |Page 11

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	December 31, 2021
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$129,184	$129,184	$—	$—
Debt investments:
Corporate bonds	1,007	—	1,007	—
Commercial paper	3,998	—	3,998	—
Total debt investments	5,005	—	5,005	—
Total assets	134,189	129,184	$5,005	—
Long-term liabilities:
Embedded debt derivative	$675	$—	$—	$675
Warrant liabilities	8,528	5,520	3,008
Earn-out liabilities	48,363	—	—	48,363
Total liabilities	$57,566	$5,520	$3,008	$49,038
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three months ended March 31, 2022 and December 31, 2021.
Cash equivalents—Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments—The Company measures its investments at fair value on a recurring basis and classifies those instruments within Level 1 and Level 2 of the fair value hierarchy. U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy because pricing is based on quoted market prices for identical instruments in active markets of the reporting date. Marketable securities, including corporate bonds and commercial paper, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies. The Company recorded unrealized losses of $42 and $0 in other comprehensive income (loss) on short-term investments for the three months ended March 31, 2022 and 2021, respectively.
Embedded debt derivative — As described in Note 7, the Company concluded that the contingent put options contained in the Perceptive Credit Facility that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument. The embedded debt derivative is measured at fair value using a probability-weighted cash flow valuation methodology, having a fair value of $675 at March 31, 2022. The determination of the fair value of an embedded debt derivative includes inputs not observable in the market and as such, represents a Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of mandatory debt repayment prior to maturity ranging between 0-10%.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 12

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price on Nasdaq (Ticker: PEARW). The Company concluded that the warrants met the definition of a liability and have been classified as such on the balance sheet. At March 31, 2022, the fair value of the warrant liability was $11,257.
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
The estimated fair value of the Earn-out Shares was determined using a Monte Carlo Simulation Method (“MCSM”) using the following assumptions at each valuation date:

	March 31, 2022	December 31, 2021
Stock price	$5.05	$6.20
Risk-free interest rate	2.41%	1.25%
Expected term (in years)	4.68	4.92
Expected volatility	55.00%	55.00%
Dividend yield	—%	—%
Refer to Note 3 for more information on the triggering events of the Earn-Out Shares. The change in fair value of the earn-out liabilities resulted in other income of $14,627 recognized in the Consolidated Statement of Operations for the year ended March 31, 2022.
The following table reconciles the change in the fair value of the earn-out liabilities valued using Level 3 inputs:

Earn-Out Liabilities
Fair value as of December 31, 2021	$48,363
Change in fair value	(14,627)
Fair value as of March 31, 2022	$33,736
5. PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following:

	March 31, 2022	December 31, 2021
Internal-use software	$7,386	$6,591
Equipment	629	579
Construction in process	—	362
Furniture and fixtures	711	586
Leasehold improvements	755	509
Total property and equipment	9,481	8,627
Less: accumulated depreciation	(3,095)	(2,372)
Property and equipment, net	$6,386	$6,255
Depreciation expense was $723 and $277 for the three months ended March 31, 2022 and 2021, respectively.
Pear Therapeutics, Inc.| Form 10-Q |Page 13

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Compensation and related benefits	$7,466	$11,855
Commercial and marketing related costs	1,573	1,821
Professional services	1,797	1,710
Research and development costs	1,063	781
Other	780	1,779
Total	$12,679	$17,946
7. INDEBTEDNESS
Perceptive Credit Facility
On June 30, 2020, the Perceptive Close Date, the Company entered into a Credit Agreement and Guaranty, or Perceptive Credit Facility, with Perceptive Credit Holdings III, LP, as administrative agent and lender with a syndicate of other lenders, collectively Perceptive. The Perceptive Credit Facility, as amended, consists of a secured term loan facility in an aggregate amount of up to $50,000, which will be made available under the following three tranches: (i) Tranche 1 - $30,000, available at the Perceptive Closing Date; (ii) Tranche 2 - $10,000, available no earlier than December 31, 2022; and (iii) Tranche 3 - $10,000, available no later than December 31, 2021. The Company did not draw down on the available borrowings under Tranche 2 or Tranche 3.

The Perceptive Credit Facility bears interest through maturity at a variable rate based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of March 31, 2022, the interest rate was 12.0%. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025, or the Maturity Date. If the Company prepays the loan prior to the Maturity Date, it will be required to pay a prepayment fee guaranteeing Perceptive a 1.5 times return on any prepaid amount. A change of control, which includes a new entity or group owning more than 35.0% of the Company’s voting stock, or prior to an IPO, the failure of the existing holders to own at least 35.0% of the Company’s voting stock, trigger a mandatory prepayment of the term loan. The Business Combination did not trigger this clause as existing holders retained greater than 35% of the combined Company’s voting stock. The Company paid issuance costs of $750 in connection with its entry into the Perceptive Credit Facility.
The Company concluded the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument and accounted for separately and recorded an embedded debt derivative of $675 as of March 31, 2021 and March 31, 2022. Any changes to the derivative liability in future periods will be recognized as interest and other (expense) income, net in the consolidated statements of operations and comprehensive loss.
The Perceptive Credit Facility is secured by substantially all the assets of the Company, including our intellectual property. The Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5,000 in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Facility which range from $5,750 for the fiscal quarter ending March 31, 2022, to $125,000 for the fiscal quarter ending March 31, 2025. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Facility as of March 31, 2022.
Pear Therapeutics, Inc.| Form 10-Q |Page 14

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
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
On March 25, 2022, we amended the Perceptive Credit Facility to adjust certain covenants under the agreement. The amendment included among other things, reducing the required minimum trailing 12-month revenue for the fiscal quarter ending March 31, 2022, through the fiscal quarter ending March 31, 2025 as described above.
On the Perceptive Closing Date, the Company received proceeds of $28,500, net of fees and expenses of $1,500. As of March 31, 2022, no further borrowings were taken under the Credit Facility. The outstanding balance of the Perceptive Credit Facility was:

Perceptive Credit Facility	March 31, 2022
Principal	$30,000
Less: Debt issuance costs and discount at issuance	(2,830)
Net carrying amount	$27,170
As discussed in Note 1, due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements, the amounts due as of March 31, 2022, have been classified as current in the consolidated balance sheet. Future minimum payments, including contractual interest, under the Perceptive Credit Facility as of March 31, 2022, are as follows:

Years ended December 31,	Amounts
Remainder of 2022	2,750
2023	3,650
2024	10,603
2025	24,039
Total	$41,042
Less:
Interest payable	(11,042)
Unamortized debt issuance costs	(2,830)
Current portion of long-term debt	(27,170)
Long-term debt	$—
Pear Therapeutics, Inc.| Form 10-Q |Page 15

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
8. LEASES
As of March 31, 2022, the Company leases office space under non-cancelable operating leases in three cities, Boston, Massachusetts, consisting of approximately 19,000 square feet that will expire on June 1, 2028, including approximately 900 square feet that the Company took over on January 1, 2022, San Francisco, California, consisting of approximately 17,000 square feet that will expire on July 31, 2025, and Raleigh, North Carolina, consisting of approximately 7,700 square feet that will expire on May 31, 2026. We have the right and option to extend each of the Boston and Raleigh leases for a five year period.
As described in Note 2, the Company adopted Topic 842, Leases, as of January 1, 2022. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.
All of the Company's leases are classified as operating leases. The components of ROU assets and lease liabilities are included in the condensed consolidated balance sheets. The following table summarizes the impact of the adoption of the new lease accounting guidance on the Company’s condensed consolidated balance sheet as of March 31, 2022, as if the previous accounting guidance was in effect for comparison purposes. There was no impact to the condensed consolidated statement of income or the condensed consolidated statement of cash flows for the three months ended March 31, 2022, as such, no impact information was provided.

	March 31, 2022			December 31, 2021
	As Reported	Adjustments to Reflect Prior Lease Guidance	Balances as if the Previous Accounting Guidance was in Effect	As Reported
Total assets	$172,092	$(10,196)	$161,896	$197,160
Total liabilities(1)	102,583	(11,455)	91,128	106,726
Total equity	69,509	—	69,509	90,434
(1) As of March 31, 2022, the balance of current liabilities as if the previous accounting guidance was in effect would be $44,619.
We recognized rent expense of $741 and $643 for the three months ended March 31, 2022 and 2021, respectively. The Company had $1,007 in deferred rent recorded within other long-term liabilities in the consolidated balance sheet as of December 31, 2021.
Future commitments under non-cancelable lease agreements are as follows:

Years ended December 31,	Lease Commitments
2022 (remainder)	$2,112
2023	2,912
2024	3,176
2025	2,734
2026 and thereafter	3,878
Total lease payments	14,812
Less: present value adjustment	(3,357)
Present value of total lease liabilities	11,455
Less: current lease liability	(1,760)
Long-term operating lease liabilities	$9,695
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate
Pear Therapeutics, Inc.| Form 10-Q |Page 16

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
when measuring operating lease liabilities. As of March 31, 2022, the weighted average remaining lease term is 5.1 years and the weighted average discount rate used to determine the operating lease liability is 10%.
In addition to rent, certain leases require the Company to pay additional amounts for taxes, insurance, maintenance, and other operating expenses.
9. COMMITMENTS AND CONTINGENCIES
Licenses Related to our Commercial Products
As of March 31, 2022, the Company has four license agreements related to its commercialized products.
The Invention Science Fund I, LLC
The Company entered into a contribution and license agreement for Pharmaceutical Field of Use, or FOU, with The Invention Science Fund I, LLC, or ISF, in February 2015, as amended on February 28, 2018, or ISF Contribution and License Agreement. The ISF Contribution and License Agreement superseded an original contribution and license agreement between the Company and ISF dated December 31, 2013. Under the ISF Contribution and License Agreement, ISF granted the Company certain licenses under specified patent rights to develop and commercialize licensed products either independently and/or with a drug combination product for use in connection with the treatment of central nervous system disorders. The ISF Contribution and License Agreement contains minimum annual royalty obligations. To the extent there are sales of a licensed product, the Company is required to pay low-single-digit royalties on net revenue. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded minimum annual royalty fees of $250 and $250 to ISF, respectively.
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
The Company pays minimum annual maintenance fees to Red 5 Group, LLC, or Red 5, in connection with reSET and reSET-O. For the three months ended March 31, 2022 and March 31, 2021, the Company recorded minimum annual maintenance fees of $63 and $63 to Red 5, respectively.
Pear Therapeutics, Inc.| Form 10-Q |Page 17

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
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
The Company pays royalties based on net revenues of the sales of Somryst to BeHealth Solutions, LLC, or BeHealth, and the University of Virginia Patent Foundation, or UVPF. The Company recorded de minimis royalties to BeHealth and UVPF for the three months ended March 31, 2022 and 2021, respectively.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. In addition, the indemnification agreements entered into with our board members, Messrs. Schwab and Lynch, also provide certain indemnification rights to the entities with which they are affiliated. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three months ended March 31, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding as of March 31, 2022. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
Purchase Commitment
On June 17, 2021, and later amended on August 3, 2021, the Company entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9,300 payable over three years, continuing through September 30, 2024. Through March 31, 2022, the Company recorded $2,983 under the terms of the agreement, $2,417 of which is included in prepaid expenses on the consolidated balance sheet as of March 31, 2022.
Assignment and License Agreement
In November 2021, the Company and Waypoint Health Innovations, LLC (“Waypoint”) entered into an Assignment Agreement and Intellectual Property License Agreement (collectively, the “Waypoint Agreement”). The Waypoint Agreement closed in December 2021, under which the Company obtained software, documentation, and other intellectual property rights relating to the therapeutic treatment of depression. At the same time, the Company entered into a consulting agreement with the Chief Executive Officer of Waypoint to provide certain services to Pear to be charged on a time-and-materials basis. The Company made an upfront payment of $1,350, and is
Pear Therapeutics, Inc.| Form 10-Q |Page 18

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
required to make annual payments starting in the second half of 2022 of $250 per year through 2026 or until a commercial milestone payment is made under the agreement. The upfront payment and the net present value of the annual payments of $1,011 were capitalized and recorded as an intangible asset in consolidated balance sheet at closing, and are being amortized over five years. The net present value of the annual payments was recognized as a seller financing liability, and classified within accrued expenses and other current liabilities and other long-term liabilities on the balance sheet.
The Company will be obligated to pay mid-single digit royalties on net revenues of any commercialized products that incorporate the assets obtained under the Waypoint Agreement. Additionally, the Company could be obligated to make payments of up to an additional $2,500 in the aggregate upon achievement of certain regulatory and commercial milestones. Through March 31, 2022, no royalties have been paid to Waypoint.
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
10.    CAPITAL STOCK
The Company’s authorized capital stock consists of (a) 690,000,000 shares of common stock, par value $0.0001 per share; and (b) 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2022, there were 137,901,183 shares of Class A common stock issued and outstanding and 14,213,267 Warrants to purchase the Company’s Class A common stock outstanding. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.
11. STOCK-BASED COMPENSATION AND BENEFIT PLANS
For the three months ended March 31, 2022 and 2021, the Company incurred stock-based compensation expenses of $2,901 and $463, respectively.
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
As of March 31, 2022, a total of 38,891,801 shares of Class A common stock are reserved under the Plan, including a total of 32,000,000 shares initially reserved for issuance under the 2021 Plan. The 2021 Plan provides that the
Pear Therapeutics, Inc.| Form 10-Q |Page 19

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending in 2031, by 5% of the outstanding number of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator (the Company’s board of directors or compensation committee).
During the three months ended March 31, 2022 and 2021, the Company granted stock options, to purchase 1,016,918 and 1,953,723 shares of common stock with aggregate grant date fair values of $2,536 and $1,023, respectively.
Common Stock Options
The combined stock option activity for the three months ended March 31, 2022, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	19,381,975	$3.02	8.16
Granted	1,016,918	$4.14
Exercised	(65,145)	$1.12
Canceled and forfeited	(510,154)	$4.93
Options outstanding at March 31, 2022	19,823,594	$3.04	7.99	$55,531
Exercisable at March 31, 2022	8,467,245	$0.90	6.60	$35,099
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 and 2021, was $2.49 and $1.17 per share, respectively. The fair value of stock options that vested during the three months ended March 31, 2022, was $772.
As of March 31, 2022, the total unrecognized compensation costs related to non-vested stock options were approximately $27,707 and are expected to be recognized over a weighted average period of 3.17 years.
Restricted Stock Units
Restricted Stock Units (RSUs) generally vest in equal annual installments over a three year period. The grant-date fair value of the RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of restricted stock units based on the closing price of its common stock on the date of the grant.
RSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	—	—
Granted	3,969,248	$3.98
Forfeited and canceled	(85,468)	2.64
Outstanding as of March 31, 2022	3,883,780	$4.01
As of March 31, 2022, there was $14,908 of unrecognized compensation cost related to time-based RSUs which is expected to be recognized over a weighted-average period of 2.79 years.

Pear Therapeutics, Inc.| Form 10-Q |Page 20

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Stock Compensation Expense
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.86%	0.59%
Expected volatility	65.69%	70.44%
Expected term (years)	5.42-6.57	5.70-6.68
Expected dividend yield	—%	—%
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
Cost of product revenue	$99	$6
Research and development	1,305	168
Selling, general, and administrative	1,497	289
Total stock-based compensation expense	$2,901	$463
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
As of March 31, 2022, a total of 5,400,000 shares of our Class A common stock are available for issuance under the 2021 ESPP, including 1,800,000 shares initially reserved under the 2021 ESPP. The number of Class A common stock available for issuance under the 2021 ESPP automatically increased each January 1 of each calendar year beginning on January 1, 2022, and ending in 2031, by the lesser of 3,600,000 shares of the Company’s common stock, 5% of the outstanding number of shares of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of March 31, 2022, no shares have been issued under the 2021 ESPP.
Pear Therapeutics, Inc.| Form 10-Q |Page 21

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
12. INCOME TAXES
During the three months ended March 31, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.
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

	Three Months Ended March 31,
	2022	2021
Outstanding common stock options	19,823,594	14,319,706
Unvested restricted stock	3,883,780	—
Warrants to purchase Legacy Pear common stock	—	1,126,705
Private placement warrants to purchase common stock	5,013,333	—
Public warrants to purchase common stock	9,199,934	—
Earn-Out Shares	12,395,625	—
Total	50,316,266	15,446,411
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three months ended March 31:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$(23,859)	$(24,393)
Denominator:
Weighted-average common shares outstanding, basic and diluted (1)	137,851,984	108,657,852
Net loss per share attributable to common stockholders, basic and diluted (1)	$(0.17)	$(0.22)
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

Pear Therapeutics, Inc.| Form 10-Q |Page 22

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
14. SUBSEQUENT EVENTS
The Company has completed an evaluation of all subsequent events after the audited balance sheet date of March 31, 2022, through the filing date of this Annual Report on Form 10-Q with the SEC, to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements as of March 31, 2022, and events which occurred subsequently but were not recognized in the consolidated financial statements. The Company has concluded that no subsequent events have occurred that require disclosure.
* * * * * *
Pear Therapeutics, Inc.| Form 10-Q |Page 23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Pear’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section included in Part II, Item 1A of this Form 10-Q. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “Pear,” or the “Company” refer to Pear Therapeutics, Inc. and its consolidated subsidiaries.
The following discussion and analysis should also be read in conjunction with the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q. This section of this Form 10-Q generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021.
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
Two of our FDA-authorized PDTs are for the treatment of addiction, which currently affects more than 20 million people in the US. Our first product, reSET, is indicated for the treatment of substance use disorder (“SUD”) as a monotherapy. Our second product, reSET-O, is indicated for the treatment of opioid use disorder (“OUD”) in combination with buprenorphine.
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
Factors Affecting Our Performance and Results of Operations
We believe that our performance and future success depend on many factors that present significant opportunities for us, but also pose risks and challenges, including those discussed more fully under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Key Business Metrics
We monitor the key non-financial operating performance metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. The metrics include the following:
A.Total Prescriptions in a given period is (a) the imputed number of prescriptions based on revenue recognized under access agreements, plus (b) the number of prescriptions written for which are not imputed under access agreements.
B.Fulfillment Rate in a given period is (a) the number of prescriptions for which either a patient commences therapy or there is a contractual payment obligation and revenue has been recognized divided by (b) Total Prescriptions. (Total Prescriptions times Fulfillment Rate equals Fulfilled Prescriptions.)
Pear Therapeutics, Inc.| Form 10-Q |Page 24

C.Payment Rate in a given period is (a) the number of prescriptions for which the company receives payment divided by (b) Fulfilled Prescriptions. (Fulfilled Prescriptions times Payment Rate equals Paid Prescriptions.)
D.Average Selling Price, or ASP, in a given period is the average price received by the Company per script for which the Company receives payment.

Key Performance Operating Metric	Q1 2022 Actual
Total Prescriptions	>9,200
Fulfillment Rate	57%
Payment Rate	50%
Average Selling Price (ASP)	$1,353
Product Revenue
We generate product revenue from the sale of our three FDA-authorized PDTs: reSET, reSET-O, and Somryst. We began our efforts to self-commercialize reSET and reSET-O in Q4 2019 and Somryst in Q4 2020. Through at least 2023, sales of our existing products are not expected to reduce our continued net losses.
We enter into agreements with health care providers and payers, and state and local governments, to provide prescriptions which provide for volume-based discounts and other discounts, and in certain circumstances, value-based rebates (“Access Agreements”). We also enter into arrangements with health care providers and payers that provide for government-mandated and/or privately negotiated rebates and discounts with respect to the purchase of our product. A portion of the product revenue is recognized when the products are made available to the customer (under Access Agreements) or when a prescription is fulfilled, and a portion of the product revenue related to the clinician’s access to our proprietary clinician dashboard is deferred and recognized ratably over the prescription duration or the remaining term of the contract if purchased under an Access Agreement.
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
Pricing — In the future, we expect to grow the number of commercially available PDTs in our product portfolio, offering a broad range of PDTs spanning multiple price points. PDTs may be subject to competition which may impact our pricing, and in addition, our products may be subject to legislative prescription-pricing practices. Further, we continue to collect additional data to enhance product performance and bolster health economics and outcomes research (“HEOR”) and associated cost savings for payors.
Pear Therapeutics, Inc.| Form 10-Q |Page 25

Reimbursement — Pear’s payor strategy focuses across all major payor channels, including employers, Integrated Delivery Networks (“IDNs”), pharmacy benefit managers (“PBMs”), commercial payors, and government payors, including Medicaid and Medicare. We expect to increase our number of payors, and the pricing for such payors may vary as net prices for our products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and can be subject to customary discounts and rebates. In addition, some of our products may be subject to certain customer incentive programs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. In the future, as our market access team educates payors on the clinical attributes of our products we expect our products to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products.
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
Research and Development Expenses
As of March 31, 2022, we have multiple product candidates in our pipeline, and we have incurred and will continue to incur significant research and development, or R&D, costs for their development. Developing PDTs requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have chosen to leverage our platform to initially focus on advancing our PDTs in the area of psychiatry. We expect our R&D expenses will increase substantially as we continue to invest in the development of our pipeline of product candidates, future clinical development activities, and testing of our product candidates.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 26

Each of our product candidates has technical, clinical, regulatory, and commercial risk, including those discussed more fully under the heading “Risk Factors” in Part II, Item 1A of this Form 10-Q.
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
Interest and other income (expense), net
Interest expense includes interest due under our Credit Agreement with Perceptive Credit Holdings III, LP, as administrative agent for the lenders, which were refer to as the Perceptive Credit Facility, and accretion of the debt discount on the Perceptive Credit Facility as well as the change in the fair value of our derivative liabilities and earn-out liabilities that occurred during the period. In addition, it includes the accretion of the interest of the seller financing in connection with the Waypoint asset acquired in November 2021. See Note 9 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our commercial products and R&D for our product candidates and ongoing business operations.
Financial Highlights
Year-over-year product revenue grew significantly primarily due to an increase in sales, primarily of reSET and reSET-O, of approximately 8x year over year.
We incurred a net loss of $23.9 million and $24.4 million for the three months ended March 31, 2022 and 2021, respectively, representing a period-over-period decrease of $0.5 million or 2.2%. This decrease was primarily due to a change in the fair value of the earn-out liabilities of $14.6 million for the three months ended March 31, 2022, and a $2.1 million decrease in loss on issuance of convertible preferred stock. In addition, we had a $9.8 million increase in personnel-related expenses, primarily related to new hires as we expanded from an average of approximately 175 people in the three months ended March 31, 2021, to an average of approximately 300 people for the three months ended March 31, 2022, and as we prepared to become a public company. Further, we had a $1.8 million increase in costs related to being a public company, a $1.2 million increase in marketing-related expenses, and a $0.9 million increase in professional fees.
To date, we have funded our operations primarily with proceeds from sales of convertible preferred stock, proceeds as a result of the Business Combination, payments received in connection with collaboration and license
Pear Therapeutics, Inc.| Form 10-Q |Page 27

agreements, product sales, and proceeds from borrowings under various credit facilities. Since our inception, we have received gross cash proceeds of $175.3 million as a result of the business combination (see Note 3 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q), gross cash proceeds of $268.2 million from sales of our convertible preferred stock, and currently have $30.0 million of debt outstanding under the Perceptive Credit Facility.
Recent Events
Business Combination
On December 3, 2021, we consummated a business combination, pursuant to the terms of the Business Combination Agreement dated June 21, 2021. Upon the consummation of the Business Combination, Oz Merger Sub, a newly formed subsidiary of THMA, merged with and into Pear, with Pear surviving. THMA, was renamed Pear Therapeutics, Inc (collectively, “Pear”) and Pear Therapeutics, Inc. was renamed Pear Therapeutics (US), Inc. (“Legacy Pear”). Legacy Pear is deemed the accounting predecessor and the post-company successor SEC registrant, which means Legacy Pear financial statements for previous periods will be disclosed in this Form 10-Q. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, THMA was treated as the acquired company for financial statement reporting purposes. The most significant change in the post-combination company’s reported financial position and results was an increase in cash of $175.0 million. We paid $32.8 million in transaction costs relating to the business combination. We recorded a liability related to the Public Warrants and the Private Placement Warrants of $16.5 million and $95.4 million related to the earn-out shares that holders of Legacy Pear Common Shares and Legacy Pear Preferred Shares prior on the Closing Date who received the contingent right to receive up to 12,395,625 additional shares of Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets.
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
Economic Conditions (Impact of COVID-19)
In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The pandemic has significantly impacted the economic conditions in the US, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the US economy. The downstream impact of various lockdown orders and related economic pullback affect our business and our customers to varying degrees. We are closely monitoring the impact of COVID-19 on all aspects of its business, including how it will impact its customers, patients, employees, suppliers, vendors, and business partners. We are unable to predict the specific impact that COVID-19 may have on its business, financial position, and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions.
For further details see the information under the heading “Risk Factors” in Part II, Item 1A in this Form 10-Q. Pear is unable to predict the full impact that the COVID-19 pandemic will have on its future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities across the US. However, COVID-19 is not expected to result in any significant changes in costs going forward. As a result of COVID -19 pandemic we shifted our workforce to a hybrid model in which employees in one of our three offices work both remotely and onsite, and we anticipate we will continue to use this model going forward. In addition, our workforce has deep domain knowledge across a range of healthcare, technology, and general business, which was partially achieved by having certain of our employees working remotely across the US. Pear will continue to monitor the performance of its business and assess the impacts of COVID-19.
Pear Therapeutics, Inc.| Form 10-Q |Page 28

Results of Operations
The table and discussion below present the results for the periods indicated:

	Three Months Ended March 31,		$ Change	% Change
(in thousands, except percentages)	2022	2021
Revenues
Product revenue	$2,749	$300	$2,449	*
Collaboration and license revenue	—	76	(76)	(100)%
Total revenues	2,749	376	2,373	631%
Cost and operating expenses:
Cost of product revenue	1,481	738	743	101%
Research and development	13,264	7,490	5,774	77%
Selling, general, and administrative	22,745	13,299	9,446	71%
Total cost and operating expenses	37,490	21,527	15,963	74%
Loss from operations	(34,741)	(21,151)	(13,590)	64%
Other income (expenses):
Interest and other (expense) income, net	(1,016)	(1,026)	10	(1)%
Change in estimated fair value of earn-out liability	14,627	—	14,627	*
Change in estimated fair value of warrant liabilities	(2,729)	(163)	(2,566)	*
Loss on issuance of legacy convertible preferred stock	—	(2,053)	2,053	(100)%
Total other income (expense)	10,882	(3,242)	14,124	(436)%
Net loss	$(23,859)	$(24,393)	$534	(2)%
__________________
* Percentage change not meaningful.
Product revenue—Product revenue for the three months ended March 31, 2022, was $2.7 million, an increase of $2.4 million compared to the prior year primarily driven by increased sales of reSET and reSET-O under Access Agreements.
Collaboration and license revenue—There was no collaboration and license revenue for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021.
Cost of product revenue—Cost of product revenue for the three months ended March 31, 2022, was approximately $1.5 million, an increase of approximately $0.7 million compared to the prior year primarily due to increased product revenue as discussed above.
Due to our increased commercialization efforts, we saw an increase in our pharmacy costs, minimum royalties related to licensing agreements for commercialized products, and hosting costs for our PDTs.
Research and development—R&D expenses were $13.3 million and $7.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $5.8 million was primarily due to an increase of $4.5 million of personnel-related costs as we continued shifting our software development work from external to internal resources, and coinciding with an increase in average R&D headcount from 83 for the three months ended March 31, 2021, to 141 for the three months ended March 31, 2022.
Selling, general, and administrative—SG&A expenses were $22.7 million and $13.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase of $9.4 million was primarily due to further building out of our commercial operations, which resulted in the following increases:
Pear Therapeutics, Inc.| Form 10-Q |Page 29

•$4.7 million in personnel-related costs as a result of an increase in average headcount from approximately 86 for the three months ended March 31, 2021, to approximately 149 for the three months ended March 31, 2022, primarily in the commercial team;
•$1.8 million of public company costs, including insurance for our directors and officers;
•$1.2 million in marketing and advertising costs as a result of targeted media and market awareness, education, and advocacy initiatives;
•$0.9 million in professional fees including increases in legal and accounting fees;
•$0.4 million of depreciation and amortization expense, primarily related to amortization of software used in our patient support center;
Interest and other (expense) income, net—Interest and other income (expense), net was an expense of $1.0 million for the three months ended March 31, 2022 and 2021.
Change in fair value of earn-out liabilities—For the three months ended March 31, 2022, we recognized a $14.6 million gain as a result of the change in fair value of the earn-out liabilities.
Change in fair value of warrant liabilities—We recognized a $0.2 million loss for the three months ended March 31, 2021 related to the Legacy Pear Warrants, which were exercised in 2021 prior to the Business Combination. For the three months ended March 31, 2022, we recognized a loss of $2.7 million related to the Public Warrants and the Private Placement Warrants, which were issued by THMA prior to the Business Combination.
Loss on issuance of legacy convertible preferred stock—In February 2021, we issued shares of Legacy Pear Series D-1 Preferred Stock. The shares were recorded at their estimated fair market value on the date of issuance. In connection with the Legacy Pear Series D-1 Preferred Stock, we recorded a loss of $2.1 million for the three months ended March 31, 2021, which represents the amount by which the estimated fair value of the shares exceeded the sale price, net of issuance costs.
Income tax—We did not incur income tax expenses for the three months ended March 31, 2022 and 2021. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.
Liquidity and Capital Resources
Since our inception, our primary sources of capital have been proceeds from sales of convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under various credit facilities, and the Business Combination. See Note 3 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We have three commercial products: reSET, reSET-O, and Somryst. The revenue from the sale of these products at the present time is not sufficient to cover the operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on our PDTs achieving and maintaining broad market acceptance by patients and physicians and obtaining reimbursement from third-party payors. We have incurred recurring losses from inception and anticipate net losses and negative operating cash flows for the near future. For the three months ended March 31, 2022 and 2021, we incurred net operating losses of $23.9 million and $24.4 million, respectively.
As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $271.8 million and $248.0 million, respectively. As of March 31, 2022 and December 31, 2021, we had outstanding debt of $27.2 million and $27.0 million, net of debt issuance costs, respectively. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $89.4 million and $169.6 million, respectively.
Our primary uses of capital are, and we expect will continue to be for the near future, funding operating activities, including expanding our commercial operations and further development of our product pipeline. We have in the
Pear Therapeutics, Inc.| Form 10-Q |Page 30

past and we expect in the future to capitalize labor costs related to the development of our internal-use software. We may also pursue acquisitions, investments, joint ventures, and other strategic transactions.
In the future, we will need to raise additional capital to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to seek additional capital from the issuance of equity, debt, or other capital transactions. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses. Further, we may be unable to increase our revenue, raise additional funds, or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates and other strategic initiatives. We are also subject to various covenants related to the Perceptive Credit Facility, and given the substantial doubt about our ability to continue as a going concern, there is a risk that we may not meet our covenants in the future. As of March 31, 2022 and December 31, 2021, we concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.
Cash and Cash Equivalents
As of March 31, 2022, we had $89.4 million of cash and cash equivalents. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives, including expanding our commercial operations.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 31

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
A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the sale of our products or the development of product candidates. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. See the information under the heading “Risk Factors” included in Part II, Item 1A this Form 10-Q.
Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs.
Funding Requirements
Please see the risks associated with our substantial capital requirements explained more fully under the heading “Risk Factors-We will need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition, and results of operation could be materially and adversely affected” in Part II, Item 1A of this Form 10-Q.
Debt Financing and Covenants
Borrowings under our secured Perceptive Credit Facility were $30.0 million as of March 31, 2022 and December 31, 2021, which was used to extinguish the former SVB Term Loan and for general business purposes. The Perceptive Credit Facility matures in June 2025. We are required to pay a variable rate of interest based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of March 31, 2022, the annual interest rate was 12.0%. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025.
The Perceptive Credit Facility is secured by substantially all of the assets of the Company, including our intellectual property. The Perceptive Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5.0 million in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts that range from $5.8 million for the fiscal quarter ending March 31, 2022, to $125.0 million for the fiscal quarter ending March 31, 2025. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Agreement as of March 31, 2022.
See Note 7 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or debt securities.
As of March 31, 2022 and December 31, 2021, we had $0.4 million in a letter of credit outstanding in connection with our leased property in San Francisco, California.
Pear Therapeutics, Inc.| Form 10-Q |Page 32

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
On June 17, 2021, and later amended on August 3, 2021, we entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9.3 million payable over three years, continuing through September 30, 2024.
See Notes 8 and 9 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(36,708)	$(20,961)
Net cash provided by investing activities	(43,500)	215
Net cash provided by financing activities	75	20,319
Net increase in cash, cash equivalents, and restricted cash	$(80,133)	$(427)
Operating Activities
Net cash used in operating activities was $36.7 million for the three months ended March 31, 2022. Net cash used in operating activities consists of a net loss of $23.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of earn-out liabilities of $14.6 million, offset by stock-based compensation of $2.9 million, the change in fair value of warrant liabilities of $2.7 million, and net changes in operating assets and liabilities (working capital) of $5.3 million.
Net cash used in operating activities was $21.0 million for the three months ended March 31, 2021. Net cash used in operating activities consists of a net loss of $24.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include loss on the issuance of convertible preferred stock of Legacy Pear of $2.1 million and stock-based compensation expense of $0.5 million.
Investing Activities
Net cash used in investing activities was $43.5 million for the three months ended March 31, 2022, related primarily to the purchase of investments of $43.0 million.
Pear Therapeutics, Inc.| Form 10-Q |Page 33

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2021, and related primarily to maturities of investments of $4.0 million offset by purchases of investments of $3.0 million and purchases of property and equipment of $0.8 million.
Financing Activities
Through March 31, 2022, Pear has financed its operations primarily through the Business Combination , the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, and borrowings under various credit facilities.
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, and related to proceeds from the exercise of stock options..
Net cash provided by financing activities was $20.3 million for the three months ended March 31, 2021, and related to net proceeds from the issuance of Legacy Pear Series D convertible preferred stock of $19.9 million and proceeds of $0.4 million from the exercise of stock options.
Related Party Transactions
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
Pear Therapeutics, Inc.| Form 10-Q |Page 34

Recent Accounting Pronouncements
Refer to the accompanying notes to consolidated financial statements as of and for the three months ended March 31, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q for more information regarding recently issued accounting pronouncements, the timing of their adoption, and its assessment, to the extent it has made one, of their potential impact on its financial condition and results of operations.
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
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to Legacy Pear Preferred and Common stock valuations, revenue recognition, valuation of earn-out liabilities, and stock-based compensation. There have been no significant changes to our existing critical accounting policies and significant accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company,” we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Background and Remediation of Material Weakness
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weakness in our internal control over financial reporting in our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2021. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses primarily manifested in improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions prior to being a public company.
We are focused on designing and implementing effective internal controls measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:
Pear Therapeutics, Inc.| Form 10-Q |Page 35

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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
Changes in Internal Controls
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pear Therapeutics, Inc.| Form 10-Q |Page 36

PART II
ITEM 1. LEGAL PROCEEDINGS
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
Pear Therapeutics, Inc.| Form 10-Q |Page 37

ITEM 1A. RISK FACTORS
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our Class A common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the SEC before making an investment decision regarding our Class A common stock.

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
Pear Therapeutics, Inc.| Form 10-Q |Page 38

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
Pear Therapeutics, Inc.| Form 10-Q |Page 39

Risk Factors
You should carefully consider the risks and uncertainties described below, together with the information included elsewhere in this Quarterly Report on Form 10-Q and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall US and non-US economic and industry conditions including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.
This section should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part I, Item 1, Financial Statements, of this Form 10-Q.
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
•the introduction of competitive products and the rate of acceptance of those products as compared to our products; and
•results of clinical, real world and HEOR studies relating to chronic condition products or similar competitive products.
In addition, our products may be perceived by patients and healthcare providers to be more complicated or less effective than traditional approaches, and people may be unwilling to change their current health regimens.
Pear Therapeutics, Inc.| Form 10-Q |Page 40

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
Pear Therapeutics, Inc.| Form 10-Q |Page 41

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
Pear Therapeutics, Inc.| Form 10-Q |Page 42

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
Pear Therapeutics, Inc.| Form 10-Q |Page 43

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
We began commercializing our products in October 2019. As a result, we have limited experience marketing our products and engaging customers at our current scale. Our financial condition and results of operations are and will continue to be highly dependent on the ability of our marketing function to adequately promote, market, and attract customers to our products and platform in a manner that complies with applicable laws and regulations and at a cost that does not exceed our current budget allocated to marketing.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 44

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
Pear Therapeutics, Inc.| Form 10-Q |Page 45

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
Pear Therapeutics, Inc.| Form 10-Q |Page 46

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
Pear Therapeutics, Inc.| Form 10-Q |Page 47

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
The COVID-19 pandemic or any future surges, including as a result of new variants and subvariants of the virus, or a similar pandemic, epidemic, or outbreak of an infectious disease may have an adverse impact on our business, operations, and the markets and communities in which we operate.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 48

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
The extent to which the COVID-19 pandemic will continue to impact the our business going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, variant strains of the virus, vaccine availability and effectiveness, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, the Company is uncertain of the full effect the pandemic will have on it for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, will impact the stability of economic recovery and growth. This unpredictability could limit our ability to respond to future developments quickly. Additionally, the impacts described above and other impacts of a global pandemic, including the COVID-19 pandemic and responses to it, could substantially increase the risk to Pear from the other risks described herein.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 49

Risks Related to Our Financial Position
We have a history of significant losses, anticipate increasing expenses in the future, and may not be able to achieve or maintain profitability.
We have incurred significant net losses since our inception. We incurred net losses of $23.9 million and $24.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $271.8 million. We expect to incur significant losses and negative cash flow from operations for the foreseeable future as we incur significant expenses in research and development, including developing our pipeline of product candidates, working to achieve and maintain market acceptance by physicians and patients, and incur significant sales and marketing costs, including expanding our marketing channels and operations as we grow our US commercial sales force and expand our marketing efforts to increase adoption of our FDA approved products as well as growing and enhancing our platform offering of products. Further, we will be making the necessary investments in our human capital to scale our business. Based on our recurring losses and expectations to incur significant expenses and negative cash flow for the foreseeable future, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2021 and December 31, 2020, expressing substantial doubt about our ability to continue as a going concern.
Further, we may incur significant costs to conduct planned clinical trials and future clinical trials. These clinical trials may be more costly than we expect, and if we do not achieve the benefits anticipated from these clinical trials, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. We also expect our operating costs to increase as a result of becoming a public company and will continue to increase as we grow our business. These efforts may prove more expensive than we currently anticipate, and our expenses may exceed revenues for the foreseeable future and we may not achieve profitability.
To date, we have financed our operations principally from the closing of the Business Combination with THMA, the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, and proceeds from borrowings under a credit facility. Historically the revenue from product sales and collaboration agreements have not covered the full cost of our operations. Our cash flow from operations was negative for the three months ended March 31, 2022 and 2021. We may not generate positive cash flow from operations or achieve profitability for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our current business and future prospects. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
•sell or otherwise dispose of assets;
•incur liens;
Pear Therapeutics, Inc.| Form 10-Q |Page 50

•enter into transactions with affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends;
•consolidate, merge or incur a change of control; and
•incur a material adverse change in our business condition (financial or otherwise), operations, performance or property.
As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our senior secured credit facility requires us to comply with a minimum consolidated revenue covenant (measured on a trailing twelve-month basis) and maintain a minimum aggregate cash balance of $5.0 million in one or more accounts pledged to our lenders. The operating and financial restrictions and covenants in the Perceptive Credit Facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. For example, in the past we have received waivers with respect to certain financial covenants in our credit agreement. In addition, on March 25, 2022, we amended the Perceptive Credit Facility to adjust certain covenants under the agreement. The amendment included reducing the required minimum trailing 12-month revenue for the fiscal quarter ending March 31, 2022, through the fiscal quarter ending March 31, 2025. We are in compliance with the covenants for the three months ended March 31, 2022. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our failure to comply with the restrictive covenants described above could result in an event of default under the credit agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the credit agreement. In the case of a continuing event of default under the credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the credit agreement, or otherwise exercise the rights of a secured creditor. If we are forced to refinance these borrowings on less favorable terms, our business, results of operations and financial condition could be adversely affected. See Note 7 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information regarding our Perceptive Credit Facility.
Due to the resources required for the development of our pipeline, and depending on our ability to access capital, we will have to prioritize the development of certain product candidates over others. We may fail to expend our limited resources on product candidates that may have been more profitable or for which there is a greater likelihood of success, which would cause our business, financial condition, and results of operations to be materially and adversely affected.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 51

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
Pear Therapeutics, Inc.| Form 10-Q |Page 52

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
As of March 31, 2022, we had cash and cash equivalents totaling $89.4 million and there is substantial doubt about our ability to continue as a growing concern. We do not currently have any commitments for future funding or additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our products or future product candidates or other research and development initiatives or commercial activities. We may need to seek collaborators for our products and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our products and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 53

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
Any patents we have obtained or do obtain may be challenged in the US Patent and Trademark Office (“USPTO”) or in federal courts, and may be invalidated or otherwise found unenforceable. Both the patent application process and the process of managing patent disputes can be time-consuming and expensive. If we (either alone or with a patent licensor or co-owner, as the case may require) were to initiate legal proceedings against a third party to enforce a patent related to one of our products, the defendant in such litigation could counterclaim that our (or our licensors’) patent is invalid and/or unenforceable. In patent litigation in the US, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, as are validity challenges by the defendant against the subject patent or other patents before the USPTO. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, failure to meet the written description requirement, indefiniteness, and/or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent intentionally withheld material information from the USPTO, or made a misleading statement, during prosecution, or otherwise committed fraud on the USPTO. Additional grounds for an unenforceability assertion include an allegation of misuse or anticompetitive use of patent rights, and an allegation of incorrect inventorship with deceptive intent. Third parties may also raise similar claims before the USPTO even outside the context of litigation. The outcome is unpredictable following legal assertions of invalidity and unenforceability. With respect to the validity question, for example, we cannot be certain that no invalidating prior art existed of which we (or a patent licensor or co-owner) and the patent examiner were unaware during prosecution. These assertions may also be based on information known to us or the USPTO. If a defendant or third party were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the claims of the challenged patent. Such a loss of patent protection would or could have a material adverse impact on our business.
Pear Therapeutics, Inc.| Form 10-Q |Page 54

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
Pear Therapeutics, Inc.| Form 10-Q |Page 55

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
There has been substantial litigation in the areas in which we operate regarding intellectual property rights, and we may be sued for infringement from time to time in the future. Also, in some instances, we have agreed to indemnify third parties for expenses and liability resulting from claimed intellectual property infringement. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse third parties for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 56

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
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information were to be independently developed by a competitor, our competitive position could be harmed. In addition, courts outside the US may be less willing to protect trade secrets. Thus, we may not be able to meaningfully protect our trade secrets outside the US.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 57

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
Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 58

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
Pear Therapeutics, Inc.| Form 10-Q |Page 59

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
We have chosen, and we may choose in the future, to use open source software in our products. We use various software composition tools, including Veracode and Snyk, which are designed to monitor risks related to licenses and vulnerabilities related to open-source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 60

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
Pear Therapeutics, Inc.| Form 10-Q |Page 61

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
Pear Therapeutics, Inc.| Form 10-Q |Page 62

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
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain clearance, authorization, or approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
reSET-O is used in combination with Buprenorphine which exposes us to additional risks.
reSET-O is FDA-authorized for treatment of OUD in combination with Buprenorphine. We are subject to the risk that the FDA could revoke approval of Buprenorphine or that safety, efficacy, manufacturing or supply issues could arise with Buprenorphine. This could materially and adversely affect reSET-O’s commercial success.
Pear Therapeutics, Inc.| Form 10-Q |Page 63

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
Pear Therapeutics, Inc.| Form 10-Q |Page 64

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
Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization including future expansion outside of the US may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s
Pear Therapeutics, Inc.| Form 10-Q |Page 65

attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, imprisonment for individuals and exclusion from participation in government programs, such as Medicare and Medicaid, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business, financial condition and results of operations.
Our employees, independent contractors, consultants and collaborators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
We are exposed to the risk that our employees, independent contractors, consultants and collaborators may engage in fraudulent conduct or other illegal activity. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:
•FDA regulations or similar regulations of comparable non-U.S. regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;
•manufacturing standards;
•federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-U.S. regulatory authorities; and
•laws that require the reporting of financial information or data accurately.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.
Pear Therapeutics, Inc.| Form 10-Q |Page 66

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
Pear Therapeutics, Inc.| Form 10-Q |Page 67

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
Other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2021, due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 68

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
Noncompliance with billing and documentation requirements could result in non-payment or subject us to billing or other compliance investigations by government authorities or private insurers.
Payers typically have differing and complex billing and documentation requirements. If we fail to comply with these payer-specific requirements, we may not be paid for our services or payment may be substantially delayed or reduced. Moreover, federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payers for healthcare services.
From time to time in the ordinary course of business, governmental agencies and private insurers also conduct audits of healthcare companies like us. Such audits could result in the incurrence of additional costs and diversion of management’s time and attention. In addition, such audits could trigger repayment demands based on findings that our products were billed in a manner that violated applicable billing requirements. We cannot predict whether any future audits, inquiries or investigations, or the public disclosure of such matters, likely would negatively impact our business, financial condition, results of operations, cash flows and the trading price of our securities.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 69

any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization, or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the US, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, and has been amended several times. Further, a new California privacy law, the California Privacy Rights Act (“CPRA”), was passed by California voters on November 3, 2020, and in March 2021, Virginia passed a new privacy law, the Consumer Data Protection Act (“VCDPA”), similar to the CPRA. The CPRA will create additional obligations with respect to processing and storing personal information and the VCDPA is scheduled to take effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022). In addition New York’s Stop Hacks and Improve Electronic Data Security Act (“SHIELD Act”), requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality and integrity of the private information. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA, VCDPA or other such future laws, regulations and standards may have on our business.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 70

We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit and store this critical information. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, and employee or contractor error, negligence or malfeasance, can create system disruptions, shutdowns or unauthorized disclosure or modifications of confidential information, causing member PHI and other PII to be accessed or acquired without authorization or to become publicly available. We utilize third-party service providers for important aspects of the collection, storage and transmission of customer, user and patient information, and other confidential and sensitive information, and therefore rely on third parties to manage functions that have material cybersecurity risks. Because of the sensitivity of the PHI, other PII, and other confidential information we and our service providers collect, store, transmit, and otherwise process, the security of our technology platform and other aspects of our services, including those provided or facilitated by our third-party service providers, are important to our operations and business strategy. We take certain administrative, physical and technological safeguards to address these risks, such as by requiring outsourcing subcontractors who handle customer, user and patient information for us to enter into agreements that contractually obligate those subcontractors to use reasonable efforts to safeguard PHI, other PII, and other sensitive information. Measures taken to protect our systems, those of our subcontractors, or the PHI, other PII, or other sensitive data we or our subcontractors process or maintain, may not adequately protect us from the risks associated with the collection, storage and transmission of such information. Although we take steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, failures or breaches due to third-party action, employee negligence or error, malfeasance or other disruptions.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 71

International privacy and data security concerns and laws could result in additional costs and may prevent us from successfully expanding our business internationally.
Internationally, virtually every major jurisdiction has established its own data security and privacy legal framework. For instance, in May 2018, the European General Data Protection Regulation, or GDPR, came into effect and established requirements applicable to the handling of personal data and may result in fines up to €20 million (approximately $22 million based on current exchange rates) or up to 4% of annual global revenue in the preceding financial year, whichever is higher, and other administrative penalties. In many European jurisdictions enforcement actions and consequences for non-compliance are also rising.
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
Our PearConnect platform may not operate properly, which could damage our reputation, subject us to claims, or require us to divert application of our resources from other purposes, any of which could harm our business and growth.
Our PearConnect platform provides patients and physicians with the ability to, among other things, provide (i) access to the Pear MD Clinician Dashboard; (ii) an end-to-end patient service center; and (iii) a data analytics system configured to aggregate patient engagement, adherence, and clinical outcome data for insight generation. Proprietary software development is time-consuming, expensive, and complex, and may involve unforeseen
Pear Therapeutics, Inc.| Form 10-Q |Page 72

difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent PearConnect from operating properly. We continue to implement software with respect to a number of new applications and services. The operation of our technology also depends in part on the performance of third-party service providers. If our technology platform does not function reliably or fails to achieve provider, partner or payor expectations in terms of performance, we may be required to divert resources allocated for other business purposes to address these issues, may suffer reputational harm, lose or fail to grow our customer base, and may be subject to liability claims.
Our patient service center uses text and voice calls to communicate with healthcare providers, patients and prospective patients, and we are subject to various marketing and advertising laws including the Telephone Consumer Protection Act. If we fail to comply with applicable laws, including the TCPA, we may be subject to significant liabilities.
Our patient service center uses short message service (“SMS”), text messages and telephone calls to communicate with healthcare providers, patients and prospective patients. The actual or perceived improper sending of text messages or the making of telephone calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs or make unwanted telephone calls, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the Telephone Consumer Protections Act of 1991 (“TCPA”), a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to our patients are subject to state telemarketing regulations. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity, and our business, financial condition, and results of operations could be materially and adversely affected. Even an unsuccessful challenge of our SMS texting or telephone calling practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 73

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
Sales of our products outside of the US are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the US. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the marketing authorization of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or marketing authorizations, can be expensive and time-consuming, and we may not receive regulatory authorizations, clearances or approvals in each country in which we may plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or marketing authorizations, if required by other countries, may be longer than that required for FDA clearance, authorization, or approval, and requirements for such registrations and marketing authorizations may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory authorizations before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country. Regulatory de novo classification, clearance or approval by the FDA does not ensure registration or marketing authorization by regulatory authorities in other countries, and registration or marketing authorization by one or more foreign regulatory authorities does not ensure registration or marketing authorization by regulatory authorities in other foreign countries or by the FDA. A failure or delay in obtaining registration or marketing authorization in one country may have a negative effect on the regulatory process in others.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 74

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
Pear Therapeutics, Inc.| Form 10-Q |Page 75

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
Pear Therapeutics, Inc.| Form 10-Q |Page 76

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
Under the FDA’s medical device reporting regulations, we are required to report to the FDA when information from any source suggests that our product may have caused or contributed to a death or serious injury or that our product has malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. We have not been required to make any such reports to date. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 77

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
Various claims, design features, or performance characteristics of our medical devices that we regarded as permitted by the FDA without new marketing clearance, authorization, or approval may be challenged by the FDA or state or foreign regulators. The FDA or state or foreign regulatory authorities may find that certain claims, design features, or performance characteristics, in order to be made or included in the products, may have to be supported by further clinical studies and marketing clearances, authorizations, or approvals, which could be lengthy, costly, and possibly unobtainable.
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
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues, expenses and earnings. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. We have identified several accounting policies as being critical to the fair presentation of our financial condition and results of operations because they involve major aspects of our business and require us to make judgments about matters that are inherently uncertain. These policies are described under the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and should be considered in conjunction with our audited consolidated financial statements and notes thereto included in Part I, Item 1, Financial Statements, of this Form 10-Q. The implementation of new accounting requirements or other changes to Generally Accepted Accounting Principles in the US, or GAAP, could have a material adverse effect on our reported results of operations and financial condition.
Pear Therapeutics, Inc.| Form 10-Q |Page 78

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
As a public reporting company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was required with our annual report on Form 10-K for the year ending December 31, 2022.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 79

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
Our management has concluded that these material weaknesses are due to the fact that, prior to the Business Combination, more fully described in Note 3 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we were a private company with limited resources. We did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements. These material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management is in the process of developing a remediation plan and we cannot assure you that the measures that we implement will fully address the material weaknesses and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 80

Some members of our management team have limited experience in operating a public company.
Some of our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Certain executives’ limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage as they will likely need to devote an increasing amount of their time to these activities, resulting in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies.
We could be subject to additional tax liabilities and our ability to use our net operating loss carryforwards and other tax attributes may be limited.
We have incurred net operating losses (“NOLs”) since our inception and may never achieve or sustain profitability. Generally, for US federal income tax purposes, unused NOLs will carry forward. However, NOL carryforwards generated prior to January 1, 2018, are subject to expiration for US federal income tax purposes. As of December 31, 2021, we had federal NOL carryforwards of approximately $218.9 million, of which $17.4 million will begin to expire in 2034. In addition, under the Internal Revenue Code of 1986, as amended, or the Code, limits the ability to deduct NOL carryforward generated after December 31, 2017, and all future NOL carryforwards to 80% of taxable income. These NOL limitations may limit or delay in part the use of NOL carryforwards, if or, when we cease operating at a loss. It is uncertain whether and to what extent applicable state tax laws will conform to this rule. As of December 31, 2021, we also had research and development tax credits of $6.2 million, which may be available to offset future income tax liabilities. The research and development tax credit carryforwards would begin to expire in 2037. As of December 31, 2021, we also had state research and development tax credits of $1.3 million, which may be available to offset future income tax liabilities. The state research and development tax credit carryforwards would begin to expire in 2030.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 81

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
As of December 31, 2021, we had Warrants to purchase an aggregate of 14,213,277 shares of our stock outstanding, comprising 9,199,944 Public Warrants sold as part of the units in the closing of the initial public offering of THMA, which closed on February 4, 2021 (the “Initial Public Offering”) (whether they were purchased in the Initial Public Offering or thereafter in the open market), and 5,013,333 Private Placement Warrants issued to LJ10 LLC, a Delaware limited liability company (the “Sponsor”) in a private placement simultaneously with the Initial Public Offering. These Warrants are exercisable at any time through December 4, 2026. The likelihood that the Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants. The exercise price of these Warrants is $11.50 per share.
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
Pear Therapeutics, Inc.| Form 10-Q |Page 82

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
However, following the expiration of each lock-up, the applicable stockholders will not be restricted from selling our Class A common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the applicable lock-up periods. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A common stock.
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
•the realization of any of the risk factors presented in this Form 10-Q;
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
Pear Therapeutics, Inc.| Form 10-Q |Page 83

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
Pear Therapeutics, Inc.| Form 10-Q |Page 84

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
Pear Therapeutics, Inc.| Form 10-Q |Page 85

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
Pear Therapeutics, Inc.| Form 10-Q |Page 86

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
Pear Therapeutics, Inc.| Form 10-Q |Page 87

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
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our shares of common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. Although institutional investors may be subject to certain restrictions regarding the transfer of our shares of common stock, these shares may be sold after the expiration of the respective applicable lock-up. As restrictions on resale end and the registration statements are available for use, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
Pear Therapeutics, Inc.| Form 10-Q |Page 88

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

2.1	Business Combination Agreement, dated as of June 21, 2021, by and among Thimble Point Acquisition Corp., Oz Merger Sub, Inc. and Pear Therapeutics, Inc. **	8-K	001-39969	2.1	June 22, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Thimble Point Acquisition Corp.*	8-K	001-39969	3.1	December 8, 2021

3.2	Amended and Restated Bylaws of Pear Therapeutics, Inc.*	8-K	001-39969	3.2	December 8, 2021

10.1	Third Amendment to Credit Agreement and Guaranty, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP and the other parties thereto*	10-K	001-39969	10.34	March 29, 2022

10.2	Amended and Restated Security Agreement, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP, as administrative agent, and the other parties thereto*	10-K	001-39969	10.35	March 29, 2022

10.3	Amended and Restated Intercompany Subordination Agreement, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP, as administrative agent, and the other parties thereto*	10-K	001-39969	10.36	March 29, 2022

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

Pear Therapeutics, Inc.| Form 10-Q |Page 89

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

__________________
*Previously filed
**Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
Pear Therapeutics, Inc.| Form 10-Q |Page 90

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAR THERAPEUTICS, INC.

Date: May 16, 2022	By:	/s/ Corey M. McCann
		Name:	Dr. Corey M. McCann
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Christopher D.T. Guiffre
		Name:	Christopher D.T. Guiffre
		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: May 16, 2022	By:	/s/ Ellen E. Snow
		Name:	Ellen E. Snow
		Title:	Vice President, Corporate Controller
(Principal Accounting Officer)

Pear Therapeutics, Inc.| Form 10-Q |Page 91