Form 10-Q
period 2022-06-30
Pear Therapeutics, Inc.
filed 2022-08-11
CIK 1835567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to_______
Commission File Number: 001-39969
Pear Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	85-4103092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 State Street, 13th Floor
Boston, MA	02109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 925-7848
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	PEAR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	PEARW	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s Class A common stock outstanding as of August 8, 2022 was 138,768,704.

Pear Therapeutics, Inc.
Form 10-Q
For the Quarter Ended June 30, 2022

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

Pear Therapeutics, Inc. | Form 10-Q |Page 1

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$60,185	$169,567
Short-term investments	46,922	5,004
Restricted cash - short-term	66	—
Accounts receivable	5,377	1,794
Prepaid expenses and other current assets	8,320	8,876
Total current assets	120,870	185,241
Property and equipment, net	6,642	6,255
Right-of-use assets (Note 8)	9,768	—
Restricted cash - long-term	411	411
Other long-term assets	4,828	5,253
Total assets	$142,519	$197,160
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,040	$1,806
Accrued expenses and other current liabilities	15,071	17,946
Lease liabilities - current (Note 8)	1,821	—
Deferred revenues	680	421
Debt	27,354	26,993
Total current liabilities	46,966	47,166
Lease liabilities - noncurrent (Note 8)	9,217	—
Embedded debt derivative	123	675
Warrant liabilities	1,795	8,528
Earn-out liabilities	4,573	48,363
Other long-term liabilities	805	1,994
Total liabilities	63,479	106,726
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022; and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 690,000,000 authorized as of June 30, 2022; and 138,677,770 and 137,836,028 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	345,526	338,404
Accumulated deficit	(266,380)	(247,983)
Accumulated other comprehensive (loss) income	(120)	(1)
Total stockholders’ equity	79,040	90,434
Total liabilities and stockholders’ equity	$142,519	$197,160
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc. | Form 10-Q |Page 2

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Product revenue	$2,997	$1,047	$5,746	$1,347
Collaboration and license revenue	300	154	300	230
Total revenue	3,297	1,201	6,046	1,577
Cost and operating expenses
Cost of product revenue	2,401	727	3,882	1,465
Research and development	12,716	7,877	25,980	15,367
Selling, general, and administrative	21,000	14,546	43,745	27,845
Total cost and operating expenses	36,117	23,150	73,607	44,677
Loss from operations	(32,820)	(21,949)	(67,561)	(43,100)
Other income (expense):
Interest and other (expense) income, net	(343)	(1,018)	(1,359)	(2,044)
Change in estimated fair value of earn-out liabilities	29,163	—	43,790	—
Change in estimated fair value of warrant liabilities	9,462	(5,234)	6,733	(5,397)
Loss on issuance of Legacy Pear convertible preferred stock	—	—	—	(2,053)
Total other income (expense)	38,282	(6,252)	49,164	(9,494)
Net income (loss)	$5,462	$(28,201)	$(18,397)	$(52,594)
Unrealized gain (loss) on short-term investments	$(77)	$1	$(119)	$1
Comprehensive income (loss)	$5,385	$(28,200)	$(18,516)	$(52,593)

Net income (loss) per share:
Basic	$0.04	$(0.25)	$(0.13)	$(0.48)
Diluted	$0.04	$(0.25)	$(0.13)	$(0.48)
Weighted average common shares outstanding:
Basic	138,288,357	111,946,894	138,071,377	110,311,459
Diluted	147,422,043	111,946,894	138,071,377	110,311,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc. | Form 10-Q |Page 3

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at January 1, 2021	106,721,878	11	$269,946	$(182,841)	$—	$87,116
Issuance of Legacy Pear Series D convertible preferred stock, net of issuance costs of $83	4,503,618	—	21,970	—	—	21,970
Exercise of common stock options	642,489	—	402	—	—	402
Stock-based compensation expense	—	—	463	—	—	463
Net loss	—	—	—	(24,393)	—	(24,393)
Balance at March 31, 2021	111,867,985	$11	$292,781	$(207,234)	$—	$85,558
Exercise of common stock options	285,198	—	267	—	—	267
Stock-based compensation expense	—	—	572	—	—	572
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(28,201)	—	(28,201)
Balance at June 30, 2021	112,153,183	$11	$293,620	$(235,435)	$1	$58,197

	Three and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	137,836,028	$14	$338,404	$(247,983)	$(1)	$90,434
Exercise of common stock options	65,145	—	75	—	—	75
Stock-based compensation expense	—	—	2,901	—	—	2,901
Exercise of common stock warrants	10	—	—	—	—	—
Other comprehensive income	—	—	—	—	(42)	(42)
Net loss	—	—	—	(23,859)	—	(23,859)
Balance at March 31, 2022	137,901,183	$14	$341,380	$(271,842)	$(43)	$69,509
Exercise of common stock options	776,587	—	760	—	—	760
Stock-based compensation expense	—	—	3,386	—	—	3,386
Other comprehensive income	—	—	—	—	(77)	(77)
Net income	—	—	—	5,462	—	5,462
Balance at June 30, 2022	138,677,770	$14	$345,526	$(266,380)	$(120)	$79,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc. | Form 10-Q |Page 4

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Operating Activities:
Net loss	$(18,397)	$(52,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,540	585
Amortization of intangible asset	310	138
Amortization of debt discount	360	309
Amortization of right-of-use asset	846	—
Accretion and amortization of interest income	(50)	14
Stock-based compensation expense	6,287	1,035
Loss on issuance of Legacy Pear convertible preferred stock	—	2,055
Change in fair value of warrants	(6,733)	5,396
Change in fair value of earn-out liabilities	(43,790)	—
Change in fair value of embedded derivative	(552)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,583)	99
Prepaid expenses and other assets	671	(505)
Lease liabilities	(821)	—
Accounts payable	127	(2,063)
Accrued expenses, other liabilities and non-current liabilities	(2,823)	626
Deferred revenues	263	1,039
Net cash used in operating activities	(66,345)	(43,866)
Investing Activities:
Proceeds from maturities of short-term investments	24,048	12,025
Purchases of short-term investments	(66,035)	(5,018)
Purchases of property and equipment	(1,820)	(1,504)
Net cash provided by (used in) investing activities	(43,807)	5,503
Financing Activities:
Proceeds from issuance of Legacy Pear convertible preferred stock, net	—	19,915
Payment of deferred offering costs	—	(902)
Proceeds from exercise of stock options	836	669
Net cash provided by financing activities	836	19,682
Net decrease in cash, cash equivalents and restricted cash	(109,316)	(18,681)
Cash, cash equivalents and restricted cash—beginning of period	169,978	112,061
Cash, cash equivalents and restricted cash—end of period	$60,662	$93,380
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,812	$1,810
Supplemental disclosure of non-cash investing and financing information:
Deferred offering and equity issuance costs included in accounts payable and accrued expenses	$—	$2,600
Purchases of property and equipment in accounts payable and accrued expenses	$281	$8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc. | Form 10-Q |Page 5

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
1. NATURE OF BUSINESS
Basis of Presentation
References throughout this Form 10-Q to “we,” “us,” the “Company,” “Pear” or “our company” are to Pear Therapeutics, Inc. (formerly known as Thimble Point Acquisition Corp.) and its subsidiaries, and “Legacy Pear” refers to Pear Therapeutics (US), Inc. prior to the Business Combination, unless otherwise noted or the context otherwise indicates. References to THMA refer to the Company prior to the consummation of the Business Combination and references to “Legacy Pear” refer to Pear Therapeutics, Inc. (now Pear Therapeutics (US), Inc.) prior to the consummation of the Business Combination.
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
In connection with the Business Combination, THMA completed the sale and issuance of 10,280,000 shares of Class A common stock in a fully committed common stock private placement at a purchase price of $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $102,800 (“PIPE Investment”), and a Forward Purchase Agreement Assignment, dated as of December 2, 2021, by and among THMA, the Anchor Investor, and a Pipe Investor (the “Forward Purchase Assignment”); which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, all of the remaining outstanding THMA Class A common shares were separated, pursuant to their terms, into one share of Class A common stock (which totaled 832,899 shares Class A common stock, “Public Shares”) and one-third (1/3) of one redeemable warrant (and THMA’s units ceased trading on the Nasdaq). Further, KLP SPAC 1 LLC (the “Anchor Investor”) purchased 6,387,026 shares of Class A common stock at a purchase price of $10.00 per share in connection with the Forward Purchase Agreement, dated as of February 1, 2021, by and between THMA and the Anchor Investor (the “Forward Purchase Agreement”), as amended from time to time, including by the Amendment to Forward Purchase Agreement dated as of June 21, 2021, and the Second Amendment to Forward Purchase Agreement dated as of November 14, 2021 (the “Amended Forward Purchase Agreement”), entered into with THMA on February 1, 2021 (“THMA Sponsor
Pear Therapeutics, Inc. | Form 10-Q |Page 6

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Shares”). Gross proceeds from the Merger totaled approximately $175,001 which included funds held in THMA’s trust account (after giving effect to redemptions). Transaction costs totaled approximately $32,779.
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
The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under its credit facility. For the six months ended June 30, 2022, the Company had a net loss of $18,397 and as of June 30, 2022, had an accumulated deficit of $266,380. As of June 30, 2022, the Company had $107,107 of cash and cash equivalents and short-term investments. While the Company has recorded revenue, revenues have been insufficient to fund operations. Accordingly, the Company has funded its operations to date through a combination of proceeds raised from equity and debt issuances, including the Business Combination. The Company’s operating costs include the cost of developing and commercializing products as well as providing research services. As a consequence, the Company will need to raise additional equity and debt financing that may not be available, if at all, at terms acceptable to the Company to fund future operations. As a result, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, prospects, financial condition and operating results. Management believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming
Pear Therapeutics, Inc. | Form 10-Q |Page 7

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements and the material adverse change clause in the Perceptive Credit Facility, the amounts due as of June 30, 2022, have been classified as current in the consolidated balance sheet. The lender has not invoked the material adverse change clause as of the date of issuance of these financial statements. The accompanying consolidated financial statements do not reflect any other adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company is subject to various covenants related to the Perceptive Credit Facility entered into on June 30, 2020, and given the substantial doubt about the Company’s ability to continue as a going concern, there is a risk that it may not meet its covenants in the future.
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
The consolidated financial statements as of June 30, 2022 and 2021, and for the three and six months ended June 30, 2022 and 2021, include the accounts of Pear and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 8

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Cash, Cash Equivalents, and Restricted Cash
The Company considers only those highly liquid investments, readily convertible to cash, that mature within 90 days from the date of purchase to be cash equivalents. The Company’s cash equivalents include money market funds, commercial paper, and overnight deposits.
The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$60,185	$169,567
Restricted cash - short-term	66	—
Restricted cash - long-term	411	411
Total cash, cash equivalents, and restricted cash	$60,662	$169,978
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
The most significant impact resulting from the adoption of this new standard was the recognition of ROU assets of $10,614 and operating lease liabilites of $11,860 on the adoption date, January 1, 2022. The difference between the ROU assets and lease liabilities on the accompanying condensed consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. Existing deferred rent and prepaid rent amounts were removed from the consolidated balance sheets at the date of adoption. The adoption did not have a material impact to the Company's consolidated statements of operations or statement of cash flows.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 9

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
In addition, holders of Legacy Pear Common Shares (and Legacy Pear Preferred Shares who converted their shares into Legacy Pear Common Shares in connection with the Merger) received the contingent right to receive up to 12,395,625 additional shares of Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The holders of Legacy Pear common stock are eligible to receive up to 12,395,625 shares in the aggregate of additional shares of Class A common stock in three equal tranches of 4,131,875 shares respectively, upon the Company achieving $12.50, $15.00, or $17.50, respectively, as its volume-weighted average price per share for any 20 trading days within a 30 consecutive trading day period (as adjusted for share splits, reverse share splits, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares, or the like) during the period ending on December 3, 2026.
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
See Note 7 for information on the Legacy Pear warrants that were exercised prior to the Business Combination.
The number of shares of common stock outstanding immediately following the consummation of the business combination was as follows:

Class A Common Stock
THMA Public Shares	832,899
THMA Initial Stockholders	6,900,000
Shares Issued pursuant to Forward Purchase Agreement to Anchor Investor	6,387,026
Shares Issued to PIPE Investors and Forward Purchase Assignment	10,280,000
Legacy Pear Equityholders (1)	113,399,293
Total shares of common stock immediately after business combination	137,799,218
(1)     The number of Legacy Pear shares was determined from the shares of Legacy Pear shares outstanding immediately prior to the closing of the Business Combination converted at the Exchange Ratio of approximately 1.47. All fractional shares were rounded down.
Pear Therapeutics, Inc. | Form 10-Q |Page 10

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Public Warrants and Private Placement Warrants
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability and have been classified as such on the balance sheet. The fair value of the warrant liability was $1,795 and $8,528 at June 30, 2022 and December 31, 2021, respectively. See Notes 4 and 11 for further information on the Public and Private Placement Warrants.
Earn-Out Liabilities
The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, a liability for which was initially valued and recorded at $95,401, which was estimated by using a Monte Carlo Simulation Method for each earn out period. Key inputs and assumptions used in this were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Certain of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value at each reporting date. The Company revalued the earn-out liabilities as of June 30, 2022 and December 31, 2021, and determined the fair value to be $4,573 and $48,363, respectively. The change in the fair value of the earn-out liabilities were recorded in other income (expense) on the statement of operations.
Pear Therapeutics, Inc. | Form 10-Q |Page 11

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
4. FAIR VALUE MEASUREMENTS
The tables below present certain of our assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability.

	June 30, 2022
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$17,239	$17,239	$—	$—
Commercial Paper	3,998	—	3,998	—
Total cash equivalents	21,237	17,239	3,998	—
Debt investments:
U.S. Treasury Bills	20,975	20,975	—	—
Corporate bonds	10,989	—	10,989	—
Commercial paper	14,958	—	14,958	—
Total debt investments	46,922	20,975	25,947	—
Total assets	$68,159	$38,214	$29,945	$—
Long-term liabilities:
Embedded debt derivative	$123	$—	$—	$123
Warrant liabilities	1,795	1,162	633	—
Earn-out liabilities	4,573	—	—	4,573
Total liabilities	$6,491	$1,162	$633	$4,696

	December 31, 2021
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$129,184	$129,184	$—	$—
Debt investments:
Corporate bonds	1,007	—	1,007	—
Commercial paper	3,998	—	3,998	—
Total debt investments	5,005	—	5,005	—
Total assets	$134,189	$129,184	$5,005	$—
Long-term liabilities:
Embedded debt derivative	$675	$—	$—	$675
Warrant liabilities	8,528	5,520	3,008
Earn-out liabilities	48,363	—	—	48,363
Total liabilities	$57,566	$5,520	$3,008	$49,038
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and six months ended June 30, 2022 and 2021.
Cash equivalents—Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments—The Company measures its investments at fair value on a recurring basis and classifies those instruments within Level 1 and Level 2 of the fair value hierarchy. U.S. Treasury Bills are classified within Level 1 of the fair value hierarchy because pricing is based on quoted market prices for identical instruments in active markets of the reporting date. Marketable securities, including corporate bonds and commercial paper, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active
Pear Therapeutics, Inc. | Form 10-Q |Page 12

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies. The Company recorded an unrealized loss of $77 and an unrealized gain of $1 for the three months ended June 30, 2022 and 2021, respectively, and an unrealized loss of $119 and an unrealized gain of $1 for the six months ended June 30, 2022 and 2021, respectively, in other comprehensive income (loss) on short-term investments.
Embedded debt derivative — As described in Note 7, the Company concluded that the contingent put options contained in the Perceptive Credit Facility that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument. The embedded debt derivative is measured at fair value using a probability-weighted cash flow valuation methodology, having a fair value of $123 at June 30, 2022. The change in estimated fair value of the embedded derivative resulted in a gain of $552 for the three and six months ended June 30, 2022, which is recorded in Interest and other (expense) income in the consolidated statement of operations and comprehensive income (loss). The determination of the fair value of an embedded debt derivative includes inputs not observable in the market and as such, represents a Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of mandatory debt repayment prior to maturity ranging between 0 -10%.
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
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price on Nasdaq (Ticker: PEARW). The Company concluded that the warrants met the definition of a liability and have been classified as such on the balance sheet. At June 30, 2022, the fair value of the warrant liability was $1,795.
Earn-out liabilities — Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were indexed to the common stock of the Company, with the change fair value recognized in Change in the estimated fair value of earn-out liabilities in the consolidated statement of operations and comprehensive income (loss).
The estimated fair value of the Earn-out Shares was determined using a Monte Carlo Simulation Method (“MCSM”) using the following assumptions at each valuation date:

	June 30, 2022	December 31, 2021
Stock price	$1.54	$6.20
Risk-free interest rate	2.98%	1.25%
Expected term (in years)	4.43	4.92
Expected volatility	65.80%	55.00%
Dividend yield	—%	—%
Refer to Note 3 for more information on the triggering events of the Earn-Out Shares. The change in fair value of the earn-out liabilities resulted in other income of $43,790 recognized in the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2022.
Pear Therapeutics, Inc. | Form 10-Q |Page 13

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following table reconciles the change in the fair value of the earn-out liabilities valued using Level 3 inputs:

Earn-Out Liabilities
Fair value as of December 31, 2021	$48,363
Change in fair value	(43,790)
Fair value as of June 30, 2022	$4,573
5. PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following:

	June 30, 2022	December 31, 2021
Internal-use software	$8,384	$6,591
Equipment	692	579
Construction in process	—	362
Furniture and fixtures	711	586
Leasehold improvements	767	509
Total property and equipment	10,554	8,627
Less: accumulated depreciation	(3,912)	(2,372)
Property and equipment, net	$6,642	$6,255
Depreciation expense was $817 and $1,540 for the three and six months ended June 30, 2022, respectively, and $308 and $585 for the three and six months ended June 30, 2021, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Compensation and related benefits	$10,063	$11,855
Commercial and marketing related costs	849	1,821
Professional services	1,161	1,710
Research and development costs	1,707	781
Other	1,291	1,779
Total	$15,071	$17,946
7. INDEBTEDNESS
Perceptive Credit Facility
On June 30, 2020, the Perceptive Close Date, the Company entered into a Credit Agreement and Guaranty, or Perceptive Credit Facility, with Perceptive Credit Holdings III, LP, as administrative agent and lender with a syndicate of other lenders, collectively Perceptive. The Perceptive Credit Facility, as amended, consists of a secured term loan facility in an aggregate amount of up to $50,000, which will be made available under the following three tranches: (i) Tranche 1 - $30,000, available at the Perceptive Closing Date; (ii) Tranche 2 - $10,000, available no later than December 31, 2021; and (iii) Tranche 3 - $10,000, available no later than December 31, 2021. The Company did not draw down on the available borrowings under Tranche 2 or Tranche 3.

Pear Therapeutics, Inc. | Form 10-Q |Page 14

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Perceptive Credit Facility bears interest through maturity at a variable rate based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of June 30, 2022, the interest rate was 12.1%. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025, or the Maturity Date. If the Company prepays the loan prior to the Maturity Date, it will be required to pay a prepayment fee guaranteeing Perceptive a 1.5 times return on any prepaid amount. A change of control, which includes a new entity or group owning more than 35.0% of the Company’s voting stock, or prior to an IPO, the failure of the existing holders to own at least 35.0% of the Company’s voting stock, trigger a mandatory prepayment of the term loan. The Business Combination did not trigger this clause as existing holders retained greater than 35% of the combined Company’s voting stock. The Company paid issuance costs of $750 in connection with its entry into the Perceptive Credit Facility.
The Company concluded the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument and accounted for separately and recorded an embedded debt derivative of $123 as of June 30, 2022 and $675 as of December 31, 2021. Any changes to the derivative liability in future periods will be recognized as interest and other (expense) income, net in the consolidated statements of operations and comprehensive loss.
The Perceptive Credit Facility is secured by substantially all the assets of the Company, including our intellectual property. The Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5,000 in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Facility which range from $5,750 for the fiscal quarter ending March 31, 2022, to $125,000 for the fiscal quarter ending March 31, 2025. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Facility as of June 30, 2022.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 15

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
On the Perceptive Closing Date, the Company received proceeds of $28,500, net of fees and expenses of $1,500. As of June 30, 2022, no further borrowings were taken under the Credit Facility. The outstanding balance of the Perceptive Credit Facility was:

Perceptive Credit Facility	June 30, 2022
Principal	$30,000
Less: Debt issuance costs and discount at issuance	(2,646)
Net carrying amount	$27,354
As discussed in Note 1, due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements, the amounts due as of June 30, 2022, have been classified as current in the consolidated balance sheet. Future minimum payments, including contractual interest, under the Perceptive Credit Facility as of June 30, 2022, are as follows:

Years ended December 31,	Amounts
Remainder of 2022	1,840
2023	3,650
2024	10,603
2025	24,039
Total	$40,132
Less:
Interest payable	(10,132)
Unamortized debt issuance costs	(2,646)
Current portion of long-term debt	(27,354)
Long-term debt	$—
8. LEASES
As of June 30, 2022, the Company leases office space under non-cancelable operating leases in three cities, Boston, Massachusetts, consisting of approximately 19,000 square feet that will expire on June 1, 2028, including approximately 900 square feet that the Company took over on January 1, 2022, San Francisco, California, consisting of approximately 17,000 square feet that will expire on July 31, 2025, and Raleigh, North Carolina, consisting of approximately 7,700 square feet that will expire on May 31, 2026. We have the right and option to extend each of the Boston and Raleigh leases for a five year period.
As described in Note 2, the Company adopted Topic 842, Leases, as of January 1, 2022. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840. All of the Company's leases are classified as operating leases. The components of ROU assets and lease liabilities are included in the condensed consolidated balance sheets.
We recognized rent expense of $713 and $1,454 for the three and six months ended June 30, 2022, respectively, and $733 and $1,376 for the three and six months ended June 30, 2021, respectively. The Company had $1,007 in deferred rent recorded within other long-term liabilities in the consolidated balance sheet as of December 31, 2021.
Pear Therapeutics, Inc. | Form 10-Q |Page 16

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Future commitments under non-cancelable lease agreements are as follows:

Years ended December 31,	Lease Commitments
Remainder of 2022	$1,412
2023	2,912
2024	3,176
2025	2,734
2026 and thereafter	3,878
Total lease payments	14,112
Less: present value adjustment	(3,074)
Present value of total lease liabilities	11,038
Less: current lease liability	(1,821)
Long-term operating lease liabilities	$9,217
As of December 31, 2021, prior to the adoption of ASC 842, the estimated minimum future lease payments for the next five years and thereafter was as follows:

Years ended December 31,	Lease Commitments
2022	2,809
2023	2,912
2024	3,176
2025	2,734
2026 and thereafter	3,879
Total	15,510
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities. As of June 30, 2022, the weighted average remaining lease term is 4.9 years and the weighted average discount rate used to determine the operating lease liability is 10%.
In addition to rent, certain leases require the Company to pay additional amounts for taxes, insurance, maintenance, and other operating expenses.
9. COMMITMENTS AND CONTINGENCIES
Licenses Related to our Commercial Products
As of June 30, 2022, the Company has four license agreements related to its commercialized products.
The Invention Science Fund I, LLC
The Company entered into a contribution and license agreement for Pharmaceutical Field of Use, or FOU, with The Invention Science Fund I, LLC, or ISF, in February 2015, as amended on February 28, 2018, or ISF Contribution and License Agreement. The ISF Contribution and License Agreement superseded an original contribution and license agreement between the Company and ISF dated December 31, 2013. Under the ISF Contribution and License Agreement, ISF granted the Company certain licenses under specified patent rights to develop and commercialize licensed products either independently and/or with a drug combination product for use in connection with the treatment of central nervous system disorders. The ISF Contribution and License Agreement contains minimum
Pear Therapeutics, Inc. | Form 10-Q |Page 17

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
annual royalty obligations. To the extent there are sales of a licensed product, the Company is required to pay low-single-digit royalties on net revenue. The Company recorded minimum annual royalty fees of $250 and $500 to ISF for the three and six months ended June 30, 2022, respectively, and $250 and $500 for the three and six months ended June 30, 2021, respectively.
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
The Company pays minimum annual maintenance fees to Red 5 in connection with reSET and reSET-O. The Company recorded minimum annual maintenance fees of $62 and $125 to Red 5 for the three and six months ended June 30, 2022, respectively, and $62 and $125 for the three and six months ended June 30, 2021, respectively.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 18

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
to an additional $26,000 in the aggregate upon achievement of various commercial milestones and a mid-to-high-single-digit royalty on net sales.
The Company pays royalties based on net revenues of the sales of Somryst to BeHealth and the University of Virginia Patent Foundation, or UVPF. The Company recorded de minimis royalties to BeHealth and UVPF for the three and six months ended June 30, 2022 and 2021.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. In addition, the indemnification agreements entered into with our former board members, Messrs. Schwab and Lynch, also provide certain indemnification rights to the entities with which they are affiliated. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and six months ended June 30, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding as of June 30, 2022. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
Purchase Commitment
On June 17, 2021, and later amended on August 3, 2021, the Company entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9,300 payable over three years, continuing through September 30, 2024. Through June 30, 2022, the Company recorded $2,983 under the terms of the agreement, $2,331 of which is included in prepaid expenses on the consolidated balance sheet as of June 30, 2022.
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
The Company will be obligated to pay mid-single digit royalties on net revenues of any commercialized products that incorporate the assets obtained under the Waypoint Agreement. Additionally, the Company could be obligated to make payments of up to an additional $2,500 in the aggregate upon achievement of certain regulatory and commercial milestones. Through June 30, 2022, no royalties have been paid to Waypoint.
Legal Proceedings
The Company is also involved from time to time in various legal proceedings arising in the normal course of business. Although the outcomes of potential legal proceedings are inherently difficult to predict, the Company
Pear Therapeutics, Inc. | Form 10-Q |Page 19

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
does not expect the resolution of these occasional legal proceedings to have a material adverse effect on its financial position, results of operations, or cash flow.
10.    REVENUE AND CONTRACT BALANCES
Contract Balances
We enter into agreements with health care providers and payors, and state and local governments, to provide prescriptions which provide for volume-based discounts and other discounts, and in certain circumstances, value-based rebates (“Access Agreements”). We also enter into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates and discounts with respect to the purchase of our products. A portion of the product revenue is recognized when the products are made available to the customer (via Access Agreements) or when a prescription is fulfilled (via third party reimbursement), and the portion of the product revenue related to the clinician’s access to our proprietary clinician dashboard is deferred and recognized ratably over the remaining term of the contract (if purchased via an Access Agreement) or the prescription duration (if purchased via third party reimbursement).
The timing of revenue recognition, invoicing, and cash collections results in billed accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our Access Agreement customers in accordance with agreed-upon contractual terms, typically at the beginning of the agreement, or at periodic intervals throughout the contract term. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables, or in advance of services being provided, resulting in deferred revenue. Deferred revenue that will be recognized during the twelve-month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue, which is included in Other long-term liabilities in the accompanying consolidated balance sheets. The following table summarizes the balances of our contract assets and liabilities:

	June 30, 2022	December 31, 2021
Contract assets
Accounts receivables	$490	$555
Unbilled receivables	4,489	1,239
Contract liabilities
Deferred revenue - current	680	421
Deferred revenue - non-current	26	22

During the six months ended June 30, 2022, the Company recognized revenue of approximately $271 that was included in deferred revenue at December 31, 2021.
Collaboration Arrangements
On March 15, 2022, the Company entered into a proof of concept agreement with SoftBank Corp., an entity under common control with SVF II Cobbler (DE) LLC, a greater than 5% shareholder of the Company, to develop a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market. Total anticipated revenue from this agreement is between $600 and $750, and the Company anticipates fulfilling its performance obligations by the end of 2022. The Company began performing under this agreement in April 2022, and recognized approximately $254 of collaboration revenue during the three and six months ended June 30, 2022.
11.    CAPITAL STOCK
The Company’s authorized capital stock consists of (a) 690,000,000 shares of common stock, par value $0.0001 per share; and (b) 10,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2022, there were
Pear Therapeutics, Inc. | Form 10-Q |Page 20

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
138,677,770 shares of Class A common stock issued and outstanding and 14,213,267 Warrants to purchase the Company’s Class A common stock outstanding. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.
12. STOCK-BASED COMPENSATION AND BENEFIT PLANS
The Company incurred stock-based compensation expenses of $3,386 and $6,287 for the three and six months ended June 30, 2022, respectively, and $572 and $1,035 for the three and six months ended June 30, 2021, respectively.
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
All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations and comprehensive income (loss) over the period during which the employee is required to perform services in exchange for the award (generally requiring a four-year vesting period). RSUs granted under the 2021 Plan generally vest over three years, based on continued employment, and are settled upon vesting in shares of the Company’s Class A common stock on a one-for-one basis.
As of June 30, 2022, a total of 38,891,801 shares of Class A common stock are reserved under the Plan, including a total of 32,000,000 shares initially reserved for issuance under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending in 2031, by 5% of the outstanding number of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator (the Company’s board of directors or compensation committee).
During the six months ended June 30, 2022 and 2021, the Company granted stock options to purchase 1,016,918 and 3,857,536 shares of common stock with aggregate grant date fair values of $2,536 and $2,743, respectively.
Pear Therapeutics, Inc. | Form 10-Q |Page 21

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Common Stock Options
The combined stock option activity for the six months ended June 30, 2022, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	19,381,975	$3.02	8.16
Granted	1,016,918	$4.14
Exercised	(841,732)	$0.99
Canceled and forfeited	(1,206,632)	$5.08
Options outstanding at June 30, 2022	18,350,529	$3.04	7.74	$6,493
Exercisable at June 30, 2022	8,684,822	$1.06	6.52	$5,220
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 and 2021, was $2.49 and $1.34 per share, respectively. The fair value of stock options that vested during the six months ended June 30, 2022, was $2,169.
As of June 30, 2022, the total unrecognized compensation costs related to non-vested stock options were approximately $23,582 and are expected to be recognized over a weighted average period of 2.95 years.
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
RSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	—	—
Granted	5,092,531	$3.67
Forfeited and canceled	(299,090)	4.06
Outstanding as of June 30, 2022	4,793,441	$3.64
As of June 30, 2022, there was $15,349 of unrecognized compensation cost related to time-based RSUs which is expected to be recognized over a weighted-average period of 2.43 years.

Pear Therapeutics, Inc. | Form 10-Q |Page 22

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Stock Compensation Expense
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	n/a	1.09%	1.86%	0.84%
Expected volatility	n/a	70.87%	65.69%	70.63%
Expected term (years)	n/a	5.67-6.12	5.42-6.57	5.67-6.0
Expected dividend yield	n/a	—%	—%	—%
There were no options granted during the three months ended June 30, 2022.
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product revenue	$151	$7	$250	$13
Research and development	1,294	210	2,599	378
Selling, general, and administrative	1,941	355	3,438	644
Total stock-based compensation expense	$3,386	$572	$6,287	$1,035
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
As of June 30, 2022, a total of 5,400,000 shares of our Class A common stock are available for issuance under the 2021 ESPP, including 1,800,000 shares initially reserved under the 2021 ESPP. The number of Class A common stock available for issuance under the 2021 ESPP will automatically increase each January 1 of each calendar year beginning on January 1, 2022, and ending in 2031, by the lesser of 3,600,000 shares of the Company’s common stock, 5% of the outstanding number of shares of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of June 30, 2022, no shares have been issued under the 2021 ESPP.
Pear Therapeutics, Inc. | Form 10-Q |Page 23

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
13. INCOME TAXES
During the three and six months ended June 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.
14. NET INCOME (LOSS) PER SHARE
Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their effects would be anti-dilutive. For periods in which the Company reports a net loss attributable to common stockholders, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three and Six Months Ended June 30, 2021
Outstanding common stock options	5,821,333	18,350,529	14,880,420
Unvested restricted stock units	153,061	4,793,441	—
Warrants to purchase Legacy Pear common stock	—	—	1,126,705
Private placement warrants to purchase common stock	5,013,333	5,013,333	—
Public warrants to purchase common stock	9,199,934	9,199,934	—
Earn-Out Shares	12,395,625	12,395,625	—
Total	32,583,286	49,752,862	16,007,125
The following table summarizes the computation of basic net loss per share attributable to common stockholders of the Company for the three and six months ended June 30 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$5,462	$(28,201)	$(18,397)	$(52,594)
Denominator:
Weighted-average common shares outstanding for basic net income (loss) per share (1)	138,288,357	111,946,894	138,071,377	110,311,459
Net income (loss) per share attributable to common stockholders, basic and diluted (1)	$0.04	$(0.25)	$(0.13)	$(0.48)
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

Pear Therapeutics, Inc. | Form 10-Q |Page 24

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
A reconciliation of the numerator and denominator used in the calculation of diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$5,462	$(28,201)	$(18,397)	$(52,594)
Denominator:
Weighted-average common shares outstanding(1)	138,288,357	111,946,894	138,071,377	110,311,459
Plus: incremental shares from assumed conversion	9,133,686	—	—	—
Adjusted weighted average common shares outstanding	147,422,043	111,946,894	138,071,377	110,311,459
Diluted net income (loss) per share attributable to common stockholders (1)	$0.04	$(0.25)	$(0.13)	$(0.48)
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

15. SUBSEQUENT EVENTS
On July 25, 2022, the Company restructured its operations to narrow its near-term business focus and reduce its workforce due to the macroeconomic environment. The Company's restructuring includes external and internal cost reductions in almost all areas of the Company. The Company focused cost reductions on pipeline candidates, discovery programs, business development, and the Company's dual platform in order to prioritize certain of its commercial efforts. The reduction in workforce will decrease overall headcount by approximately 25 employees, which represents approximately 9% of full-time employees of the then workforce. The Company expects to incur a one-time charge of approximately $0.9 million in the third quarter of 2022 related to the reduction in workforce, consisting primarily of one-time severance payments upon termination of the employees and continued benefits for a specific period of time with related cash payments expected to be substantially paid out by September 30, 2022. The Company expects such payments to be the only direct expense of the reduction in workforce. The Company does not expect to recognize a stock-based compensation expense for impacted employees related to vested awards and does not anticipate modifying the affected employees’ stock awards in a manner that would result in additional expenses. The severance-related and non-cash charges that the Company expects to incur in connection with, or as a result of, the workforce reduction, are subject to a number of assumptions, and actual results may differ.
* * * * * *
Pear Therapeutics, Inc. | Form 10-Q |Page 25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements based upon current expectations that involve risks and uncertainties. Pear’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section included in Part II, Item 1A of this Form 10-Q. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “Pear,” or the “Company” refer to Pear Therapeutics, Inc. and its consolidated subsidiaries.
The following discussion and analysis should also be read in conjunction with the accompanying consolidated financial statements included in Part I, Item 1 of this Form 10-Q. This Item 2 generally discusses 2022 and 2021 financial condition and results of operations and year-to-year comparisons between 2022 and 2021.
Overview
Pear is a commercial-stage healthcare company pioneering a new class of medicine, referred to as PDTs, which use software to treat disease. Our vision is to advance healthcare through the widespread use of PDTs.
Two of our FDA-authorized PDTs are for the treatment of addiction. Our first product, reSET, is indicated for the treatment of substance use disorder (“SUD”) as a monotherapy. Our second product, reSET-O, is indicated for the treatment of opioid use disorder (“OUD”) in combination with buprenorphine.
Our third product, Somryst, is indicated for the treatment of chronic insomnia.
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
A.Total Prescriptions in a given period is (a) the imputed number of prescriptions based on revenue recognized under Access Agreements, plus (b) the number of prescriptions written which are not imputed under Access Agreements.
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
D.Average Selling Price, or ASP, in a given period is the average price received by the Company per script for which the Company receives payment.
Pear Therapeutics, Inc. | Form 10-Q |Page 26

Key Performance Operating Metric	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Total Prescriptions	11,000+	20,000+
Fulfillment Rate	56%	57%
Payment Rate	45%	47%
Average Selling Price (ASP)	$1,323	$1,338
Product Revenue
We generate product revenue from the sale of our three FDA-authorized PDTs: reSET, reSET-O, and Somryst. We began our efforts to self-commercialize reSET and reSET-O in Q4 2019 and Somryst in Q4 2020. Sales of our existing products are expected to reduce our net operating losses over time, but we cannot predict when we will achieve profitability.
We enter into agreements with health care providers and payors, and state and local governments, to provide prescriptions which provide for volume-based discounts and other discounts, and in certain circumstances, value-based rebates (“Access Agreements”). We also enter into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates and discounts with respect to the purchase of our products. A portion of the product revenue is recognized when the products are made available to the customer (via Access Agreements) or when a prescription is fulfilled (via third party reimbursement), and the portion of the product revenue related to the clinician’s access to our proprietary clinician dashboard is deferred and recognized ratably over the remaining term of the contract (if purchased via an Access Agreement) or the prescription duration (if purchased via third party reimbursement).
Product revenue from our existing three FDA-authorized PDTs, as well as potential future product candidates, is and will be impacted by the many factors, including the following variables: patient and clinician adoption of PDTs, pricing, reimbursement, contingency management, and product mix.
Patient and Clinician Adoption of PDTs — To continue to grow our business, we will need to execute on our current business strategy of achieving and maintaining broad market acceptance of our PDTs by patients and physicians. Market acceptance and adoption of our PDTs depends on educating patients, self-insured employers, commercial and government payors, health plans and physicians, and other government entities, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our PDTs as compared to competitive products or other currently available treatment options.
Pricing — In the future, we expect to grow the number of commercially available PDTs in our product portfolio, offering a broad range of PDTs spanning multiple price points. PDTs may be subject to competition which may impact our pricing. In addition, our products may be subject to legislative prescription-pricing practices. Further, we continue to collect additional data to enhance product performance and bolster health economics and outcomes research (“HEOR”) and associated cost savings for payors.
Reimbursement — Our payor strategy focuses across all major payor channels, including employers, Integrated Delivery Networks (“IDNs”), pharmacy benefit managers (“PBMs”), commercial payors, and government payors, including Medicaid and Medicare. We expect to increase our number of payors, and the pricing for such payors may vary as net prices for our products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and can be subject to customary discounts and rebates. In addition, some of our products may be subject to certain customer incentive programs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. In the future, as our market access team educates payors on the clinical attributes of our products, we expect our products to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products.
Contingency Management — Costs related to clinically-validated rewards patients earn as they complete treatment goals within our reSET and reSET-O PDTs is recorded as contra revenue.
Pear Therapeutics, Inc. | Form 10-Q |Page 27

Product Mix — Sales of certain products have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products we sell during a given period.
Cost of Product Revenue
Cost of product revenue consists primarily of costs that are closely correlated or directly related to the delivery of our products, including pharmacy costs, royalties paid under license agreements related to our commercialized products, amortization of milestone payments capitalized related to commercialized products, hosting costs, and personnel-related costs, including salaries and bonuses, employee benefits, and stock-based compensation attributable to employees in a particular function and associated with our implementation services. We expect the cost of product revenue to increase as we further commercialize our products and increase the volume of prescriptions filled. However, we expect our cost of product revenue to decrease as a percentage of total revenue over the longer-term subject to the expected revenue growth.
Research and Development Expenses
As of June 30, 2022, we have multiple product candidates in our pipeline. As of July 25, 2022, we paused most investment in our pipeline in order to conserve cash, and we expect our R&D expenses will decrease during the second half of 2022.
R&D expenses consist of costs incurred in performing R&D activities, which include:
•expenses incurred in connection with the development of our pipeline of PDTs;
•expenses incurred to enhance our products;
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
•facilities, depreciation, and other expenses, which include direct and allocated expenses, such as rent and maintenance of facilities, insurance, and other operating costs for space and costs directly related to R&D functions; and
•We capitalize certain software development costs attributable to the development of our data foundry during the application development stage of the project and amortize the costs to research and development upon completion over the expected life of the software.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 28

Selling, General, and Administrative Expenses
Selling, general, and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development, and human resource functions. Other SG&A expenses include marketing initiatives, market research and analysis, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, amortization of internal-use software, general corporate expenses, and allocated facilities-related expenses, including rent and maintenance of facilities.
We expect SG&A expenses to decrease as we reduce spending primarily on personnel-related expenses and certain commercial efforts in connection with the restructuring activities that began on July 25, 2022.
Interest and other income (expense), net
Interest expense includes interest due under our Credit Agreement with Perceptive Credit Holdings III, LP, as administrative agent for the lenders, which we refer to as the Perceptive Credit Facility, and accretion of the debt discount on the Perceptive Credit Facility as well as the change in the fair value of our derivative liabilities and earn-out liabilities that occurred during the period. We expect interest expense to increase as London Interbank Offered Rate (“LIBOR”) increases. In addition, it includes the accretion of the interest of the seller financing in connection with the Waypoint asset acquired in November 2021. See Note 9 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect our interest income will fluctuate based on the timing and ability to raise additional funds as well as the amount of expenditures for our commercial products and R&D for our product candidates and ongoing business operations.
Financial Highlights
Year-over-year product revenue grew significantly, which was primarily due to an increase in sales of reSET and reSET-O .
We incurred net losses of $18.4 million and $52.6 million for the six months ended June 30, 2022 and 2021, respectively, representing a period-over-period decrease of $34.2 million or 65.0%. This decrease was primarily due to a change in the fair value of the earn-out liabilities of $43.8 million for the six months ended June 30, 2022, a gain related to the change in fair value of the Public Warrants and the Private Placement Warrants of $6.7 million for the six months ended June 30, 2022, compared to a $5.4 million loss for the six months ended June 30, 2021, related to the Legacy Pear Warrants, and a $4.5 million increase in total revenue period over period. These increases were partially offset by an $18.9 million increase in personnel-related expenses, primarily related to new hires as we expanded from 220 employees on June 30, 2021, to 298 employees on June 30, 2022. Further, we had a $3.1 million increase in costs related to being a public company and a $2.0 million increase in marketing-related expenses period over period.
To date, we have funded our operations primarily with proceeds from sales of Legacy Pear’s convertible preferred stock, proceeds as a result of the Business Combination, payments received in connection with collaboration and license agreements, product sales, and proceeds from borrowings under various credit facilities. Since our inception, we have received gross cash proceeds of $175.3 million as a result of the Business Combination (see Note 3 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q), and gross cash proceeds of $268.2 million from sales of our Legacy Pear’s convertible preferred stock; we currently have $30.0 million of debt outstanding under the Perceptive Credit Facility.
Recent Events
Addition to the Russell 2000® Index
Pear will be added to the Russell US Index Series in conjunction with the September 2022 quarterly review, effective after the US market open on Monday, September 19, 2022. The Russell 2000® Index is one of the most
Pear Therapeutics, Inc. | Form 10-Q |Page 29

cited performance benchmarks for small-cap companies and is widely used by investment managers and institutional investors as the basis for index funds and as a benchmark for active investment strategies. We believe our inclusion in the Russell 2000® Index will continue to increase overall awareness and exposure of the Company by introducing us to a wider investor audience.
Reduction in Workforce
On July 25, 2022, the Company restructured its operations to narrow its near-term business focus and reduce its workforce due to the macroeconomic environment. The Company's restructuring includes external and internal cost reductions in almost all areas of the Company. The Company focused cost reductions on pipeline candidates, discovery programs, business development, and the Company's dual platform in order to prioritize certain of its commercial efforts. The reduction in workforce will decrease overall headcount by approximately 25 employees. The Company expects to incur a one-time charge of approximately $0.9 million in the third quarter of 2022 related to the reduction in workforce, consisting primarily of one-time severance payments upon termination of the employees and continued benefits for a specific period of time with related cash payments expected to be substantially paid out by September 30, 2022. The Company expects such payments to be the only direct expense of the reduction in workforce. The Company does not expect to recognize a stock-based compensation expense for impacted employees related to vested awards and does not anticipate modifying the affected employees’ stock awards in a manner that would result in additional expenses. The severance-related and non-cash charges that the Company expects to incur in connection with, or as a result of, the workforce reduction, are subject to a number of assumptions, and actual results may differ materially.
Business Combination
On December 3, 2021, we consummated a business combination, pursuant to the terms of the Business Combination Agreement dated June 21, 2021. Upon the consummation of the Business Combination, Oz Merger Sub, a newly formed subsidiary of THMA, merged with and into Pear, with Pear surviving. THMA was renamed Pear Therapeutics, Inc. (“Pear”) and Pear Therapeutics, Inc. was renamed Pear Therapeutics (US), Inc. (“Legacy Pear”). Legacy Pear is deemed the accounting predecessor and the post-company successor SEC registrant, which means Legacy Pear financial statements for previous periods will be disclosed in this Form 10-Q. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.
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
As a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company and we have hired additional personnel and implemented procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees over those as a private company.
Economic Conditions (Impact of COVID-19)
In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The pandemic has significantly impacted the economic conditions in the US, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the US economy. The downstream impact of various lockdown orders and related economic pullback affect our business and our customers to varying degrees. We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it is impacting our customers, patients, employees, suppliers, vendors, and business partners. We are unable to predict the specific
Pear Therapeutics, Inc. | Form 10-Q |Page 30

impact that COVID-19 may have on our business, financial position, and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions.
For further details see the information under the heading “Risk Factors” in Part II, Item 1A in this Form 10-Q. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity, and financial condition due to numerous uncertainties, including the duration of the pandemic and the actions that may be taken by government authorities across the US. The COVID-19 pandemic has also affected global access to capital and caused significant volatility in financial markets. Significant deterioration of the US and global economies or rapid increases in inflation could have an adverse impact on our future liquidity needs. As a result of the COVID -19 pandemic, we shifted our workforce to a hybrid model in which employees in one of our three offices work both remotely and onsite, and we anticipate we will continue to use this model going forward. In addition, our workforce has deep domain knowledge across a range of healthcare, technology, and general business, which was partially achieved by having certain of our employees working remotely across the US. Pear will continue to monitor the performance of its business and assess the impacts of COVID-19.
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses such as labor and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to net income during the six months ended June 30, 2022 or will be going forward. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability and results of operations in future periods.
Results of Operations
The tables and discussion below present the results for the periods indicated:

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenues
Product revenue	$2,997	$1,047	$1,950	186%
Collaboration and license revenue	300	154	146	95%
Total revenues	3,297	1,201	2,096	175%
Cost and operating expenses:
Cost of product revenue	2,401	727	1,674	230%
Research and development	12,716	7,877	4,839	61%
Selling, general, and administrative	21,000	14,546	6,454	44%
Total cost and operating expenses	36,117	23,150	12,967	56%
Loss from operations	(32,820)	(21,949)	(10,871)	50%
Other income (expenses):
Interest and other (expense) income, net	(343)	(1,018)	675	(66)%
Change in estimated fair value of earn-out liability	29,163	—	29,163	*
Change in estimated fair value of warrant liabilities	9,462	(5,234)	14,696	*
Total other income (expense)	38,282	(6,252)	44,534	*
Net income (loss)	$5,462	$(28,201)	$33,663	(119)%
__________________
* Percentage change not meaningful.
Pear Therapeutics, Inc. | Form 10-Q |Page 31

Product revenue—Product revenue for the three months ended June 30, 2022 was $3.0 million, compared to $1.0 million for the three months ended June 30, 2021. The increase of $2.0 million was primarily driven by increased sales of reSET and reSET-O under Access Agreements.
Collaboration and license revenue—Collaboration and license revenue for the three months ended June 30, 2022 was $0.3 million, compared to $0.2 million for the three months ended June 30, 2021.
Cost of product revenue—Cost of product revenue for the three months ended June 30, 2022 was $2.4 million, compared to $0.7 million for the three months ended June 30, 2021. This increase was primarily due to implementation costs associated with our Access Agreements and minimum royalties related to licensing agreements for commercialized products, pharmacy and hosting costs for our PDTs. Cost of product revenue represented 72.8% and 60.5% of total revenue for the three months ended June 30, 2022 and 2021, respectively. We expect cost of product revenue to decrease as a percentage of revenue as revenue increases.
Research and development—R&D expenses for the three months ended June 30, 2022 were $12.7 million, compared to $7.9 million for the three months ended June 30, 2021. The increase of $4.8 million was primarily due to an increase of $3.6 million of personnel-related costs as we expanded our R&D staff from 93 on June 30, 2021, to 132 on June 30, 2022.
Selling, general, and administrative—SG&A expenses for the three months ended June 30, 2022 were $21.0 million, compared to $14.5 million for the three months ended June 30, 2021. This increase of $6.5 million was primarily due to further building out of our commercial operations, and is mainly comprised of the following increases:
•$4.3 million in personnel-related costs as a result of an increase in headcount from 117 on June 30, 2021, to 144 on June 30, 2022, primarily in the commercial team;
•$1.4 million of public company costs, including insurance for our directors and officers;
•$0.8 million in marketing and advertising costs as a result of targeted media and market awareness, education, and advocacy initiatives;
•$0.5 million of depreciation and amortization expense, primarily related to amortization of software used in our patient support center;
Interest and other (expense) income, net—Interest and other income (expense), net, was an expense of $0.3 million for the three months ended June 30, 2022, compared to an expense of $1.0 million for the three months ended June 30, 2021. This decrease is mainly the result of the gain from the change in the fair value of the embedded debt derivative recorded during three months ended June 30, 2022.
Change in fair value of earn-out liabilities—For the three months ended June 30, 2022 we recognized a $29.2 million gain as a result of the change in fair value of the earn-out liabilities.
Change in fair value of warrant liabilities—We recognized a $5.2 million loss for the three months ended June 30, 2021 related to the Legacy Pear Warrants, which were exercised in 2021 prior to the Business Combination. For the three months ended June 30, 2022, we recognized a gain of $9.5 million related to outstanding the Public Warrants and the Private Placement Warrants.
Pear Therapeutics, Inc. | Form 10-Q |Page 32

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenues
Product revenue	$5,746	$1,347	$4,399	327%
Collaboration and license revenue	300	230	70	30%
Total revenues	6,046	1,577	4,469	283%
Cost and operating expenses:
Cost of product revenue	3,882	1,465	2,417	165%
Research and development	25,980	15,367	10,613	69%
Selling, general, and administrative	43,745	27,845	15,900	57%
Total cost and operating expenses	73,607	44,677	28,930	65%
Loss from operations	(67,561)	(43,100)	(24,461)	57%
Other income (expenses):
Interest and other (expense) income, net	(1,359)	(2,044)	685	(34)%
Change in estimated fair value of earn-out liability	43,790	—	43,790	*
Change in estimated fair value of warrant liabilities	6,733	(5,397)	12,130	*
Loss on issuance of Legacy Pear convertible preferred stock	—	(2,053)	2,053	(100)%
Total other income (expense)	49,164	(9,494)	58,658	*
Net loss	$(18,397)	$(52,594)	$34,197	(65)%
__________________
* Percentage change not meaningful.
Product revenue—Product revenue for the six months ended June 30, 2022, was $5.7 million, compared to $1.3 million for the six months ended June 30, 2021. The increase of $4.4 million was primarily driven by increased sales of reSET and reSET-O under Access Agreements.
Collaboration and license revenue—Collaboration and license revenue for the six months ended June 30, 2022 was $0.3 million, compared to $0.2 million for the six months ended June 30, 2021.
Cost of product revenue—Cost of product revenue for the six months ended June 30, 2022, was $3.9 million, compared to $1.5 million for the six months ended June 30, 2021. This increase of $2.4 million was primarily due to implementation costs associated with our Access Agreements and minimum royalties related to licensing agreements for commercialized products, pharmacy, and hosting costs for our PDTs. Cost of product revenue represented 64.2% and 92.9% of total revenue for the six months ended June 30, 2022 and 2021, respectively. We expect cost of product revenue to decrease as a percentage of revenue as revenue increases.
Research and development—R&D expenses for the six months ended June 30, 2022 were $26.0 million, compared to $15.4 million for the six months ended June 30, 2021. The increase of $10.6 million was primarily due to an increase of $8.1 million of personnel-related costs as we continued shifting our software development work from external to internal resources, and coinciding with an increase in R&D headcount from 93 on June 30, 2021, to 132 on June 30, 2022.
Selling, general, and administrative—SG&A expenses were $43.7 million and $27.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase of $15.9 million was primarily due to further building out of our commercial operations, and is mainly comprised of the following increases:
•$9.0 million in personnel-related costs as a result of an increase in headcount from 117 on June 30, 2021, to 144 on June 30, 2022, primarily in the commercial team;
•$3.1 million of public company costs, including insurance for our directors and officers;
Pear Therapeutics, Inc. | Form 10-Q |Page 33

•$2.0 million in marketing and advertising costs as a result of targeted media and market awareness, education, and advocacy initiatives;
•$0.9 million of depreciation and amortization expense, primarily related to amortization of software used in our patient support center; and
•$0.9 million in professional fees including increases in legal and accounting fees due to becoming a public company.
Interest and other (expense) income, net—Interest and other income (expense), net, for the six months ended June 30, 2022 was an expense of $1.4 million compared to an expense of $2.0 million for the six months ended June 30, 2021. This decrease is mainly the result of the gain from the change in the fair value of the embedded debt derivative recorded during three months ended June 30, 2022
Change in fair value of earn-out liabilities—For the six months ended June 30, 2022, we recognized a $43.8 million gain as a result of the change in fair value of the earn-out liabilities.
Change in fair value of warrant liabilities—We recognized a $5.4 million loss for the six months ended June 30, 2021 related to the Legacy Pear Warrants, which were exercised in 2021 prior to the Business Combination. For the six months ended June 30, 2022, we recognized a gain of $6.7 million related to the Public Warrants and the Private Placement Warrants.
Loss on issuance of Legacy Pear convertible preferred stock—In February 2021, we issued shares of Legacy Pear Series D-1 Preferred Stock. The shares were recorded at their estimated fair market value on the date of issuance. In connection with the Legacy Pear Series D-1 Preferred Stock, we recorded a loss of $2.1 million for the six months ended June 30, 2021, which represents the amount by which the estimated fair value of the shares exceeded the sale price, net of issuance costs.
Income tax—We did not incur income tax expenses for the six months ended June 30, 2022 and 2021. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.
Liquidity and Capital Resources
Since our inception, our primary sources of capital have been proceeds from sales of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, proceeds from borrowings under various credit facilities, and the Business Combination. See Note 3 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
We have three commercial products: reSET, reSET-O, and Somryst. The revenue from the sale of these products at the present time is not sufficient to cover the operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on our PDTs achieving and maintaining broad market acceptance by patients and physicians and obtaining reimbursement from third-party payors. We have incurred recurring losses from inception and anticipate net losses and negative operating cash flows for the near future. For the six months ended June 30, 2022 and 2021, we incurred net operating losses of $18.4 million and $52.6 million, respectively.
As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $266.4 million and $248.0 million, respectively. As of June 30, 2022 and December 31, 2021, we had outstanding debt of $27.4 million and $27.0 million, net of debt issuance costs, respectively. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $60.2 million and $169.6 million, respectively.
Our primary uses of capital are, and we expect will continue to be for the near future, funding operating activities, including commercial operations and product enhancements and development of certain of our product pipeline. We have in the past and we expect in the future to capitalize labor costs related to the development of our internal-use software.
Pear Therapeutics, Inc. | Form 10-Q |Page 34

In the future, we will need to raise additional capital to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to seek additional capital from the issuance of equity, debt, or other capital transactions. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses further. In July 2022, we restructured our business operations to narrow our near-term business focus and decreased our workforce to reduce our operating expenses. We may be unable to increase our revenue, raise additional funds, or enter into such other agreements or arrangements when needed on favorable terms, or at all. Despite our recent restructuring, if we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, further scale back or discontinue the development and commercialization of more of our product candidates and other strategic initiatives. We are also subject to various covenants related to the Perceptive Credit Facility, and given the substantial doubt about our ability to continue as a going concern, there is a risk that we may not meet our covenants in the future. As of June 30, 2022 and December 31, 2021, we meet our covenants, however we concluded that the above circumstances raise substantial doubt about our ability to continue as a going concern.
Cash and Cash Equivalents
As of June 30, 2022, we had $60.2 million of cash and cash equivalents. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives, including expanding our commercial operations.
Liquidity Risks
We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including costs related to being a public company. We expect to continue to incur net losses for the foreseeable future. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:
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
•our ability to retain our current employees;
Pear Therapeutics, Inc. | Form 10-Q |Page 35

•the time and cost necessary to respond to technological and market developments, including other products that may compete with one or more of our product candidates;
•debt service requirements;
•the extent to which we acquire or invest in business, products, or technology;
•our ability to reduce or contain certain costs and expenses;
•the impact of the macroeconomic environment; and
•the impact of the COVID-19 pandemic.
A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the sale of our products or the development of product candidates. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. See the information under the heading “Risk Factors” included in Part II, Item 1A this Form 10-Q for risks related to our financial condition.
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
Debt Financing and Covenants
Borrowings under our secured Perceptive Credit Facility were $30.0 million as of June 30, 2022 and December 31, 2021; these borrowings were used to extinguish the former SVB Term Loan and for general business purposes. The Perceptive Credit Facility matures in June 2025. We are required to pay a variable rate of interest based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of June 30, 2022, the annual interest rate was 12.1%. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025.
The Perceptive Credit Facility is secured by substantially all of the assets of the Company, including our intellectual property. The Perceptive Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5.0 million in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts that range from $5.8 million for the fiscal quarter ending March 31, 2022, to $125.0 million for the fiscal quarter ending March 31, 2025. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Agreement as of June 30, 2022.
See Note 7 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or debt securities.
As of June 30, 2022 and December 31, 2021, we had $0.4 million in a letter of credit outstanding in connection with our leased property in San Francisco, California.
Pear Therapeutics, Inc. | Form 10-Q |Page 36

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
On June 17, 2021, and later amended on August 3, 2021, we entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9.3 million payable over three years, we have paid $3.0 million and the remaining $6.3 million is due in quarterly installments starting on October 1, 2022 continuing through September 30, 2024.
See Note 9 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Director and Officer Indemnification
We have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of stockholders' equity, or condensed consolidated statements of cash flows.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(66,345)	$(43,866)
Net cash (used in) provided by investing activities	(43,807)	5,503
Net cash provided by financing activities	836	19,682
Net decrease in cash, cash equivalents, and restricted cash	$(109,316)	$(18,681)
Operating Activities
Net cash used in operating activities was $66.3 million for the six months ended June 30, 2022. Net cash used in operating activities consists of a net loss of $18.4 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of earn-out liabilities of
Pear Therapeutics, Inc. | Form 10-Q |Page 37

$43.8 million, the change in fair value of warrant liabilities of $6.7 million, and net increases in operating assets and liabilities (working capital) of $6.2 million, partially offset by stock-based compensation of $6.3 million,
Net cash used in operating activities was $43.9 million for the six months ended June 30, 2021. Net cash used in operating activities consists of a net loss of $52.6 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments that offset the net loss for the period primarily include the change in fair value of Legacy Pear warrants of $5.4 million, a loss on the issuance of convertible preferred stock of Legacy Pear of $2.1 million, and stock-based compensation expense of $1.0 million.
Investing Activities
Net cash used in investing activities was $43.8 million for the six months ended June 30, 2022, and related primarily to the purchase of investments of $66.0 million, offset by proceeds from the maturity and sale of investments of $24.0 million.
Net cash provided by investing activities was $5.5 million for the six months ended June 30, 2021, and related primarily to maturities and sales of investments of $12.0 million offset by purchases of investments of $5.0 million.
Financing Activities
Through June 30, 2022, Pear has financed its operations primarily through the Business Combination, the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, payments received from product sales, and borrowings under various credit facilities.
Net cash provided by financing activities was $0.8 million for the three and six months ended June 30, 2022, and related to proceeds from the exercise of stock options.
Net cash provided by financing activities was $19.7 million for the six months ended June 30, 2021, and related to net proceeds from the issuance of Legacy Pear Series D convertible preferred stock of $19.9 million and proceeds of $0.7 million from the exercise of stock options, partially offset by the payment of deferred offering costs of $0.9 million.
Related Party Transactions
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
Recent Accounting Pronouncements
Refer to the accompanying notes to consolidated financial statements as of and for the six months ended June 30, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q for more information regarding recently issued accounting pronouncements, the timing of their adoption, and its assessment, to the extent it has made one, of their potential impact on its financial condition and results of operations.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 38

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Background and Remediation of Material Weakness
As discussed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting in our evaluation of disclosure controls and procedures covering our consolidated financial statements as of December 31, 2021. We have concluded that material weaknesses exist in our evaluation of disclosure controls and procedures, including internal control over financial reporting, as we do not have the necessary business processes, personnel and related internal controls to operate in a manner to satisfy the accounting and financial reporting requirements of a public company. These material weaknesses primarily manifested in improper segregation of duties, inadequate design, implementation, and maintenance of adequate information systems controls, including access and change management controls and timely recording of material transactions prior to being a public company.
We are focused on designing and implementing effective internal controls and measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:
▪the hiring and continued hiring of additional accounting staff with public company experience; including a VP, Corporate Controller and Principal Accounting Officer and Director, SEC Reporting and Technical Accounting,
▪implemented a new enterprise resource planning system to replace the prior general ledger package,
▪implementation of the maintenance of adequate information systems controls, including access and change management controls,
▪implemented additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts,
▪implemented an integrated, collaborative cloud-based audit platform application, and
▪hired a national accounting firm to assist in the design and implementation of controls and remediation of controls gaps.
These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of design and operating effectiveness of internal controls over financial reporting over future periods.
Pear Therapeutics, Inc. | Form 10-Q |Page 39

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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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
Changes in Internal Control over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout our company.
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations of Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Pear Therapeutics, Inc. | Form 10-Q |Page 40

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
Pear Therapeutics, Inc. | Form 10-Q |Page 41

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

Risks relating to our business and industry include:
• The failure of our prescription digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians would cause our business, financial condition and results of operations to be materially and adversely affected.
• The insurance coverage and reimbursement status of novel products, such as prescription digital therapeutics, is uncertain and only a limited number of healthcare insurers have agreed to reimburse purchases of our products. Failure to obtain or maintain adequate coverage and reimbursement for our products would substantially impair our ability to generate revenue.
• The market for prescription digital therapeutics is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the US is undergoing significant structural change.
•    Our products and product candidates are novel and negative perception of any of our products or product candidates could adversely affect our ability to conduct our business, obtain marketing authorizations, or identify alternative regulatory pathways to market for such product candidates.
• Our future depends on the continued contributions of our senior management team and our ability to attract and retain other highly qualified personnel; in particular, Corey McCann, our President and Chief Executive Officer, and Christopher Guiffre, our Chief Financial Officer and Chief Operating Officer.
• We rely significantly upon Access Agreements from third-parties for the sale of our products and, if the opportunities for Access Agreements decline, such reliance could adversely affect our results.
•Our products are made available via the Apple Store and the Google Play Store and supported by third-party infrastructure. If our ability to access those markets or access necessary third-party infrastructure was stopped or otherwise restricted, it would materially and adversely affect our business.
• We face significant competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are authorized to treat. Many of our current and future competitors have or will have significantly more resources.
Risks relating to our financial position include:
• We will need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition, and results of operation could be materially and adversely affected.
• We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring.
•We have a history of significant losses, anticipate increasing expenses in the future, and may not be able to achieve or maintain profitability.
•Our credit agreement with Perceptive restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.
• Due to limited resources we have to prioritize the development of certain product candidates over others.
Risks relating to our intellectual property and technology include:
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
Pear Therapeutics, Inc. | Form 10-Q |Page 42

lose rights that are important to our business, or it could materially and adversely affect our ability to commercialize the product or product candidate affected by the dispute.
Risks relating to our products include:
• The success of our products or any new products depends on several factors, including regulatory review timelines, timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our products and third-party collaborators’ technologies and overall market acceptance.
Risks relating to our regulatory compliance and legal matters include:
• We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations, including US Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC”) regulatory requirements and laws pertaining to fraud and abuse in healthcare, that affect nearly all aspects of our operations. Failure to comply with these laws, rules and regulations, or to obtain and maintain required licenses, could subject Pear to enforcement actions, including substantial civil and criminal penalties, and might require Pear to recall or withdraw a product from the market or cease operations. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
• Security breaches, ransomware attacks and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to significant liability, which would cause our business and reputation to suffer, and we may be unable to maintain and scale our technology.
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
Risks relating to our financial reporting include:
•As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in the accuracy of our financial reports, which would harm our business and the trading price of our Class A common stock. Our management is required to evaluate the effectiveness of our internal control over financial reporting.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 43

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
Risks Related to Our Business and Industry
The failure of our prescription digital therapeutics to achieve and maintain market acceptance and adoption by patients and physicians would cause our business, financial condition and results of operations to be materially and adversely affected.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 44

Moreover, we believe that healthcare providers tend to be slow to change their medical treatment practices because of perceived liability risks arising from the use of new products and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our products until there is sufficient evidence to convince them to alter their current approach.
The insurance coverage and reimbursement status of novel products, such as prescription digital therapeutics, is uncertain and only a limited number of healthcare insurers have agreed to reimburse purchases of our products. Failure to obtain or maintain adequate coverage and reimbursement for our products would substantially impair our ability to generate revenue.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 45

conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.
Moreover, eligibility for coverage and reimbursement does not imply that our products will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacturing, marketing, sales and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of our products and the clinical setting in which they are used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting prices and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the US.
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
In addition, in some foreign countries, the proposed pricing for a prescription device must be approved before it may be lawfully marketed. The requirements governing medical product pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal products, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals or medical devices will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the US and generally prices tend to be significantly lower. While we are not currently marketing or selling our products in any country other than the US, including the European Union or any of its Member States, in the event that we choose to do so in the future, we will need to comply with such requirements.
The market for prescription digital therapeutics is new, rapidly evolving, and increasingly competitive, as the healthcare industry in the US is undergoing significant structural change.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 46

Our products and product candidates are novel and negative perception of any of our products or product candidates could adversely affect our ability to conduct our business, obtain marketing authorizations or identify alternate regulatory pathways to market for such product candidates.
Our products and product candidates are considered relatively new and novel therapeutic approaches. Our success will depend upon physicians who specialize in the treatment of diseases targeted by our products and product candidates prescribing potential treatments that involve the use of our products and product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Access will also depend on consumer acceptance and adoption of products that are commercialized. In addition, responses by the US, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain marketing authorization, identify alternate regulatory pathways to market or otherwise achieve profitability.
Negative publicity concerning our products or the PDT market as a whole, could limit market acceptance of our products and product candidates. If patients and healthcare providers have a negative perception of PDTs, then a market for our products and product candidates may not develop at all, or it may develop more slowly than we expect. Our success will depend to a substantial extent on the willingness of healthcare providers to prescribe our products, the extent to which coverage and adequate reimbursement for these products and product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations and our ability to demonstrate the value of our products and product candidates to existing and potential patients and prescribers. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns experienced by our competitors could limit market acceptance of PDTs.
Our future depends on the continued contributions of our senior management team and our ability to attract and retain other highly qualified personnel; in particular, Corey McCann, our President and Chief Executive Officer, and Christopher Guiffre, our Chief Financial Officer and Chief Operating Officer.
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
In addition, our future also depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. In particular, Corey McCann, our President and Chief Executive Officer, and Christopher Guiffre, our Chief Financial Officer and Chief Operating Officer, are critical to our
Pear Therapeutics, Inc. | Form 10-Q |Page 47

future vision and strategic direction. We rely on our executive team in the areas of operations, research and development, commercial, and general and administrative functions. Although we have entered into employment agreements or offer letters with our key employees, these agreements have no specific duration and constitute at-will employment, and we do not maintain key person life insurance for some of our key employees.
In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, results of operations and financial condition could be harmed.
We rely significantly upon Access Agreements from third-parties for the sale of our products and, if the opportunities for Access Agreements decline, such reliance could adversely affect our results.
While we anticipate reimbursement will become a more prominent portion of our overall revenue over time, we are currently reliant upon Access Agreements to generate revenue for the products we provide. Until we can consistently rely on the more conventional reimbursement pathways (e.g., those utilized by drug manufacturers), our revenue will be primarily driven by these Access Agreements.
These agreements have varying terms and generally may be revised or terminated for various reasons. Any failure to maintain existing Access Agreements or enter into new Access Agreements with less favorable terms than currently in place could have a material effect on our results of operations and financial condition. In addition, there can be no assurance that we will be able to generate sufficient revenue from Access Agreements to become profitable.
Similarly, our revenue could be materially and disproportionately impacted by the purchasing decisions of this limited customer base. In the future, our Access Agreement customers may decide to purchase less product from us than they have in the past, may alter purchasing patterns at any time with limited notice, or may decide not to continue to purchase our products at all, any of which could cause our revenue to decline materially and materially harm our financial condition.
There can be no assurance that state or federal entities will continue to provide grants to support these Access Agreements. Any discontinuance or reduction in government or private party grants could have a significant and adverse effect on these types of agreements, and as a result could have a material and adverse effect on our business, financial condition, or results of operations. Relatedly, states are beginning to receive proceeds from independent and multi-state settlement agreements with pharmaceutical companies that were involved in the distribution and sale of prescription opioids. Individual states have broad discretion for how these settlement funds may be used to prevent opioid abuse and how to distribute the funds. States are creating legislatively appointed bodies to oversee these funds (e.g., New York’s Opioid Settlement Fund, Tennessee’s Opioid Abatement Fund, Nebraska’s Opioid Recovery Fund, etc.). A state’s decision not to allocate settlement funds to Access Agreements involving our products, while allocating such funds to other opioid prevention efforts, could have a material and adverse effect on our business, financial condition, or results of operations.
Our products are made available via the Apple App Store and the Google Play Store and supported by third-party infrastructure. If our ability to access those markets or access necessary third-party infrastructure was stopped or otherwise restricted, it would materially and adversely affect our business.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 48

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
We do not currently own or operate any pharmacy, nor are we licensed to perform pharmacy fulfillment services. We rely, and expect to continue to rely, on a limited number of third parties for the fulfillment of prescriptions. This reliance increases the risk that we could have a disruption in the fulfillment of prescriptions which could delay, prevent, or impair the distribution and sale of our products.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 49

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
If our current digital pharmacies cannot perform as agreed, we may be required to replace such digital pharmacies. We may incur added costs and delays in identifying and qualifying any such replacements. If the agreement with any of our third-party pharmacies is terminated, if any third-party pharmacy is unable to perform in accordance with the terms of the agreement, or if the services of any third-party pharmacy is terminated for any reason, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.
Our current and anticipated future dependence upon others for the fulfillment of prescriptions for our product candidates or products may adversely affect our future profit margins and our ability to distribute any products on a timely and competitive basis.
We face significant competition and new products may emerge that provide different or better alternatives for treatment of the conditions that our products are authorized to treat. Many of our current and future competitors have or will have significantly more resources.
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
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of companies. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer solutions for specific chronic conditions. We compete with pharmaceutical and biotechnology companies that are developing treatments for addiction and insomnia, including Alkermes and their product Vivitrol, Orexo and their product Zubsolv, Sandoz and their product Suboxone, Braeburn and their product Brixadi, Pfizer and their product Halcion, Merck and their product Belsomra, Sunovion and their product Lunesta and Sanofi and their product Ambien. In the digital health space we compete with companies that have created non-regulated products to treat addiction and insomnia such as Dynamicare, CBT4CBT, Pzizz, Headspace, Calm, Orexo and their product Modia, and Big Health and their product Sleepio, . These and other companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. Competition from wellness apps, which are not authorized by the FDA but may attract consumers for other reasons, and from
Pear Therapeutics, Inc. | Form 10-Q |Page 50

other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.
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
Some of our competitors may have, or new competitors or alliances may emerge that have, greater name and brand recognition, greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, larger sales forces, or significantly greater resources than we do and may be able to offer solutions competitive with ours at a more attractive price than we can. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors may in the future establish cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, even if our products are more effective than those of our competitors, current or potential customers may accept competitive products in lieu of purchasing our products. If we are unable to successfully compete, our business, financial condition, and results of operations could be materially and adversely affected.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 51

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
Any failure to offer high quality patient support may adversely affect our relationships with our existing and prospective patients, and in turn our business, results of operations and financial condition.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 52

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
The extent to which the COVID-19 pandemic will continue to impact the our business going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of the crisis, variant strains of the virus, vaccine availability and effectiveness, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. In addition, we are uncertain of the full effect the pandemic will have on our business for the longer term since the scope and duration of the pandemic is unknown, and evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus will impact the stability of economic recovery and growth. This unpredictability could limit our ability to respond to future
Pear Therapeutics, Inc. | Form 10-Q |Page 53

developments quickly. Additionally, the impacts described above and other impacts of a global pandemic, including the COVID-19 pandemic and responses to it, could substantially increase the risk to Pear from the other risks described herein.
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
We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, market our products, and make investments in our human capital in order to grow our business. We expect to continue to spend substantial amounts to continue the development of our pipeline of product candidates, to complete our currently planned clinical trials and future clinical trials, to achieve and maintain market acceptance by physicians and patients, expand our marketing channels and operations, grow our US commercial sales force, grow and enhance our platform offering of products, and make the necessary investments in human capital to scale our business. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing clearance, authorization, or approval for additional product candidates, we will require significant additional amounts of funding in order to launch and commercialize such additional product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and may need substantial additional funding in the future to complete the development and commercialization of our existing and any future product candidates. Our future need for additional funding depends on many factors, including:
•the scope, progress, results, and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future;
Pear Therapeutics, Inc. | Form 10-Q |Page 54

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
We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to obtain such funding could be adversely affected by a number of factors, including general conditions in the global economy and in the global financial markets, including recent volatility and disruptions in the capital and credit markets, inflation, and interest rate changes. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, reduce, or terminate our product development programs or plans for commercialization. Further, if we raise additional capital in the form of capital stock (or securities exchangeable therefore), such issuances could dilute the interests of our stockholders.
As of June 30, 2022, we had cash and cash equivalents totaling $60.2 million, and there is substantial doubt about our ability to continue as a growing concern. We do not currently have any commitments for future funding or additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our products or future product candidates or other research and development initiatives or commercial activities. We may need to seek collaborators for our products and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our products and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.
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
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring.
On July 25, 2022, we restructured our operations to narrow our near-term business focus and reduce our workforce due to the macroeconomic environment. Our restructuring includes external and internal cost reductions in almost all areas of our business. We focused cost reductions on pipeline candidates, discovery programs, business development, and our dual platform in order to prioritize certain commercial efforts. The
Pear Therapeutics, Inc. | Form 10-Q |Page 55

reduction in workforce decreased overall headcount by approximately 25 employees, which represents approximately 9% of the then workforce.
We believe these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals, including our current focus on commercial efforts. However, these expense reduction measures have and may continue to yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction in workforce, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition.
We have a history of significant losses, anticipate increasing expenses in the future, and may not be able to achieve or maintain profitability.
We have incurred significant net losses since our inception. We incurred net losses of $18.4 million and $52.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $266.4 million. We expect to incur significant losses and negative cash flow from operations for the foreseeable future as we incur significant expenses in research and development, including developing our pipeline of product candidates, working to achieve and maintain market acceptance by physicians and patients, and incur significant sales and marketing costs, including expanding our marketing channels and operations as we grow our US commercial sales force and expand our marketing efforts to increase adoption of our FDA approved products as well as growing and enhancing our platform offering of products. Further, we will be making the necessary investments in our human capital to scale our business. Based on our recurring losses and expectations to incur significant expenses and negative cash flow for the foreseeable future, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2021 and December 31, 2020, expressing substantial doubt about our ability to continue as a going concern.
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
Additionally, inflation has the potential to adversely affect our business, financial condition and results of operations by increasing our overall costs. The existence of inflation in the economy has resulted in, and may continue to result in, higher costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of inflation, if these measures are not effective our business, financial condition and results of operations could be adversely affected.
To date, we have financed our operations principally from the closing of the Business Combination with THMA, the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, and proceeds from borrowings under a credit facility. Historically the revenue from product sales and collaboration agreements have not covered the full cost of our operations. Our cash flow from operations was negative for the six months ended June 30, 2022 and 2021. We may not generate positive cash flow from operations or achieve profitability for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our current business and future prospects. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 56

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
As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, the Perceptive Credit Facility requires us to comply with a minimum consolidated revenue covenant (measured on a trailing twelve-month basis) and maintain a minimum aggregate cash balance of $5.0 million in one or more accounts pledged to our lenders. The operating and financial restrictions and covenants in the Perceptive Credit Facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. For example, in the past we have received waivers with respect to certain financial covenants in our credit agreement. In addition, on March 25, 2022, we amended the Perceptive Credit Facility to adjust certain covenants under the agreement. The amendment included reducing the required minimum trailing 12-month revenue for the fiscal quarter ending March 31, 2022, through the fiscal quarter ending March 31, 2025. We are in compliance with the covenants for the three months ended June 30, 2022. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
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
Due to limited resources we have to prioritize the development of certain product candidates over others.
We currently have three FDA-authorized or cleared products, reSET, reSET-O, and Somryst, as well as several other product candidates that are at various stages of development. We seek to maintain a process of prioritization and
Pear Therapeutics, Inc. | Form 10-Q |Page 57

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
Pear Therapeutics, Inc. | Form 10-Q |Page 58

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
Pear Therapeutics, Inc. | Form 10-Q |Page 59

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
Changes to the patent law in the US and other jurisdictions could diminish the value of patents in general and may impact the validity, scope or enforceability of our patent rights, thereby impairing our ability to protect our products and product candidates.
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
For example, the US Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the US and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce rights in our proprietary technology. Depending on future actions by the US Congress, the US courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that we may obtain in the future.
Pear Therapeutics, Inc. | Form 10-Q |Page 60

In addition, it is uncertain whether the World Trade Organization (the “WTO”) will waive certain intellectual property protections now or in the future on certain technologies. It is unknown if such a waiver would be limited to patents or would include other forms of intellectual property including trade secrets and confidential know-how. We cannot be certain that any of our products or product candidates or technologies would not be subject to an intellectual property waiver by the WTO. We also cannot be certain that any of our current or future intellectual property rights would be eliminated, narrowed, or weakened by such a waiver. Given the uncertain future actions by the WTO and other countries and jurisdictions around the world, including the US, it is unpredictable how our current or future intellectual property rights or how our current or future business would be impacted.
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
There has been substantial litigation regarding intellectual property rights, and we may be sued for infringement from time to time. Also, in some instances, we have agreed to indemnify third parties for expenses and liability resulting from claimed intellectual property infringement. From time to time, we may receive requests for indemnification in connection with allegations of intellectual property infringement and we may choose, or be required, to assume the defense and/or reimburse third parties for their expenses, settlement and/or liability. We cannot assure you that we will be able to settle any future claims or, if we are able to settle any such claims, that the settlement will be on terms favorable to us. Our broad range of technology may increase the likelihood that third parties will claim that we infringe their intellectual property rights.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 61

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
Pear Therapeutics, Inc. | Form 10-Q |Page 62

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
Pear Therapeutics, Inc. | Form 10-Q |Page 63

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
Pear Therapeutics, Inc. | Form 10-Q |Page 64

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
Some of our products and research initiatives may be partially supported by government grant awards, which may or may not be available to us in the future or may subject us to federal regulations such as “march-in” rights, certain reporting requirements, and a preference for US manufacturing.
We have received various forms of grant funding from the National Institute on Drug Abuse (NIDA) to support the clinical and commercial development activities of reSET and reSET-O in substance use disorder and opioid use disorder, respectively. To fund a portion of our future research initiatives and development programs, we may apply for additional grant funding from NIDA or other governmental agencies. However, funding by these
Pear Therapeutics, Inc. | Form 10-Q |Page 65

governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot be certain that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our products and research initiatives.
Moreover, patent rights on inventions conceived or first actually reduced to practice in the performance of work under a US government funding agreement, or subject inventions, are subject to the Bayh-Dole Act of 1980, or Bayh-Dole Act. US government rights in subject inventions include a non-exclusive, non-transferable, irrevocable, paid up license to practice or have practiced for or on behalf of the US the subject invention throughout the world. In addition, the US government has the right to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any subject inventions to a third party if the government determines that: (1) adequate steps have not been taken to commercialize the subject invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, which we refer to as march-in rights. The US government also has the right to take title to subject inventions if we fail, or the applicable licensor fails, to disclose the subject invention to the government, elect title, and file a patent application within specified time limits or if we cease to prosecute the patent application or will allow a patent to lapse. Each subject invention is also subject to certain reporting requirements, compliance with which may require us, or the applicable licensor, to expend substantial resources. In addition, the Bayh Dole Act requires that any exclusive license to use or sell products embodying the subject invention or produced through use of the subject invention in the US include a requirement that such licensed products will be manufactured substantially in the US. The manufacturing preference requirement can be waived if the patent owner can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the US or that under the circumstances domestic manufacture is not commercially feasible.
As a result of any funding from NIDA, or if we enter into future arrangements involving federal government funding and conceive or first actually reduce to practice an invention in the performance of work under such funding, patent rights in any such subject inventions may be subject to the applicable provisions of the Bayh-Dole Act. To the extent any of our current or future patent rights relate to subject inventions, the provisions of the Bayh-Dole Act may similarly apply. Any exercise by the federal government of certain of its rights under the Bayh-Dole Act could harm our competitive position, business, financial condition, results of operations, and prospects.
Risks Relating to Our Products
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
Pear Therapeutics, Inc. | Form 10-Q |Page 66

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
Pear Therapeutics, Inc. | Form 10-Q |Page 67

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
In addition, to the extent that additional information regarding products being studied in clinical trials could translate to currently cleared or authorized products, such as information on new side effects, those results may impact existing clearances and authorizations, and required contraindications, warnings or precautions in product labeling.
Interim, “topline” and preliminary data from clinical trials of our products or product candidates may change as more patient data becomes available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our pilot studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data
Pear Therapeutics, Inc. | Form 10-Q |Page 68

become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our Class A common stock.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 69

lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.
The FDA and the FTC also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory authorizations, that there is adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading. If the FDA or FTC determines that any of our advertising or promotional claims are false, misleading, not substantiated or not permissible, we may be subject to enforcement actions, including untitled or warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions. We also may be subject to fines, or other regulatory, civil, or criminal sanctions.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 70

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
We are exposed to the risk that our employees, independent contractors, consultants and collaborators may engage in fraudulent conduct or other illegal activity. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Misconduct by those parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:
•FDA regulations or similar regulations of comparable non-US regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities;
•manufacturing standards;
Pear Therapeutics, Inc. | Form 10-Q |Page 71

•federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable non-US regulatory authorities; and
•laws that require the reporting of financial information or data accurately.
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
We could incur significant liability if it is determined that we are promoting any “off-label” uses of our products.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 72

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
Pear Therapeutics, Inc. | Form 10-Q |Page 73

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
Payors typically have differing and complex billing and documentation requirements. If we fail to comply with these payor-specific requirements, we may not be paid for our services or payment may be substantially delayed or reduced. Moreover, federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers or physicians deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 74

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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization, or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the US, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, and has been amended several times. Further, a new California privacy law, the California Privacy Rights Act (“CPRA”), was passed by California voters on November 3, 2020, and in March 2021, Virginia passed a new privacy law, the Consumer Data Protection Act (“VCDPA”), similar to the CPRA. The CPRA will create additional obligations with respect to processing and storing personal information and the VCDPA is scheduled to take effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022). In addition New York’s Stop Hacks and Improve Electronic Data Security Act (“SHIELD Act”), requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality and integrity of the private information. Other US states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA, VCDPA or other such future laws, regulations and standards may have on our business.
Pear Therapeutics, Inc. | Form 10-Q |Page 75

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
Security breaches, ransomware attacks and other disruptions to our information technology structure could compromise our information, disrupt our business and expose us to significant liability, which would cause our business and reputation to suffer and we may be unable to maintain and scale our technology.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 76

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
Pear Therapeutics, Inc. | Form 10-Q |Page 77

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
Our PearConnect platform provides patients and physicians with the ability to, among other things, provide (i) access to the Pear MD Clinician Dashboard; (ii) an end-to-end patient service center; and (iii) a data analytics system configured to aggregate patient engagement, adherence, and clinical outcome data for insight generation. Proprietary software development is time-consuming, expensive, complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent PearConnect from operating properly. We continue to implement software with respect to a number of new applications and services. The operation of our technology also depends in part on the performance of third-party service providers. If our technology platform does not function reliably or fails to achieve provider, partner or payor expectations in terms of performance, we may be required to divert resources allocated for other business purposes to address these issues, may suffer reputational harm, lose or fail to grow our customer base, and may be subject to liability claims.
Our patient service center uses text and voice calls to communicate with healthcare providers, patients and prospective patients, and we are subject to various marketing and advertising laws including the Telephone Consumer Protection Act of 1991 (“TCPA”). If we fail to comply with applicable laws, including the TCPA, we may be subject to significant liabilities.
Our patient service center uses short message service (“SMS”), text messages and telephone calls to communicate with healthcare providers, patients and prospective patients. The actual or perceived improper sending of text messages or the making of telephone calls may subject us to potential risks, including liabilities or claims relating to consumer protection laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct SMS texting programs or make unwanted telephone calls, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. For example, the TCPA, a federal statute that protects consumers from unwanted telephone calls, faxes, and text messages, restricts telemarketing and the use of automated SMS text messages without proper consent. Additionally, state regulators may determine that telephone calls to our patients are subject to state telemarketing regulations. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving
Pear Therapeutics, Inc. | Form 10-Q |Page 78

and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity, and our business, financial condition, and results of operations could be materially and adversely affected. Even an unsuccessful challenge of our SMS texting or telephone calling practices by our customers, regulatory authorities, or other third parties could result in negative publicity and could require a costly response from and defense by us.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 79

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
Pear Therapeutics, Inc. | Form 10-Q |Page 80

The regulatory framework for digital health products is constantly evolving. Increasingly stringent regulatory requirements could create barriers to our development and introduction of new products. Conversely, in the event that regulatory requirements are lowered, competitors could potentially enter the prescription digital therapeutic market and compete with us more easily. Either of the foregoing could materially harm our business.
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
Our PDTs, reSET, reSET-O and Somryst, have been authorized or cleared by the FDA after completion of clinical trials and related regulatory review. The FDA and other regulators have broad discretion in determining whether to enforce these requirements, however, which could result in uncleared or unapproved products entering the marketplace. If uncleared or unapproved products are allowed to compete with our products, we will face increased competition from parties who have fewer barriers to enter our industry. This increased competition could have a material, adverse effect on our business, results of operations and financial condition.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 81

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
The FDA’s authority to require a recall for medical devices must be based on a finding that there is reasonable probability that the device would cause serious injury or death. We may also decide to voluntarily recall our products. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, on May 20, 2021, we initiated a voluntary correction of reSET and reSET-O due to a software defect related to contingency management. This recall was reportable to the FDA and is in-process. Recalls of any of our products would divert managerial and financial resources and could materially and adversely affect our reputation and business, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that could materially and adversely affect our business, results of operations and financial condition.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 82

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
The medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If our operations and activities are found to be in violation of any FDA regulations or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of our operations or activities could materially and adversely affect our ability to operate our business and our financial results. The risk of us being found in violation of FDA regulations is increased by the fact that many of these regulations are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these regulations, even if we successfully defend ourselves against that action and its underlying allegations, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, we may determine that the costs, both real and contingent, are not justified by the commercial returns to us from maintaining the dispute or the product.
Pear Therapeutics, Inc. | Form 10-Q |Page 83

Various claims, design features, or performance characteristics of our products that we regarded as permitted by the FDA without new marketing clearance, authorization, or approval may be challenged by the FDA or state or foreign regulators. The FDA or state or foreign regulatory authorities may find that certain claims, design features, or performance characteristics, in order to be made or included in the products, may have to be supported by further clinical studies and marketing clearances, authorizations, or approvals, which could be lengthy, costly, and possibly unobtainable.
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
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in the accuracy of our financial reports, which would harm our business and the trading price of our common stock. Our management is required to evaluate the effectiveness of our internal control over financial reporting.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 84

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
Pear Therapeutics, Inc. | Form 10-Q |Page 85

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
Our management has concluded that these material weaknesses are due to the fact that, prior to the Business Combination more fully described in Note 3 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q, we were a private company with limited resources. We did not have the necessary business processes and related internal controls, or the appropriate resources or level of experience and technical expertise, that would be required to oversee financial reporting processes or to address the accounting and financial reporting requirements. These material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management is in the process of developing a remediation plan, and we cannot assure you that the measures that we implement will fully address the material weaknesses and deficiencies in our internal control over financial reporting or that we may conclude that they have been fully remediated.
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
The material weaknesses remain unremediated as of December 31, 2021 and June 30, 2022.
As a former shell company, we will face certain disadvantages relative to companies that pursue a traditional initial public offering.
THMA was a special purpose acquisition company, or SPAC, a form of shell company under the rules of the SEC. Shell companies are more highly regulated than non-shell operating companies and face significant additional restrictions on their activities under federal securities laws. As a result of the Business Combination, we ceased to be a shell company. However, companies that were formerly shell companies continue to face disadvantages under SEC rules, including (a) the inability to use Form S-3 until at least one year after the filing of information equivalent to that required by Form 10 after ceasing to be a shell company, (b) the inability to qualify as a “well-known seasoned issuer” and file automatically effective registration statements for three years after ceasing to be a shell company, (c) the inability to “incorporate by reference” information in certain registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”) for a period of three years after ceasing to be a shell company, (d) the inability to use most free writing prospectuses until at least three years after a qualifying business combination, (e) the inability to use Form S-8 to register shares issuable in connection with certain compensatory plans and arrangements until 60 days after the filing of information equivalent to that required by Form 10, (f) the inability of stockholders to rely on Rule 144 for resales of securities until at least one year after the filing of information equivalent to that required by Form 10 and the provision of current public information, and (g) exclusion from certain safe harbors for offering-related communications under the Securities Act for three years after ceasing to be a shell company, including for research reports and certain communications in connection with
Pear Therapeutics, Inc. | Form 10-Q |Page 86

business combinations. We expect that these disadvantages will make it more challenging and expensive, and create greater risks and delays, for both us and our stockholders to offer securities. These challenges may make our securities less attractive than those of companies that are not former shell companies and may raise our relative cost of capital.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 87

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
As of June 30, 2022, we had Warrants to purchase an aggregate of 14,213,277 shares of our stock outstanding, comprising 9,199,944 Public Warrants sold as part of the units in the closing of the initial public offering of THMA, which closed on February 4, 2021 (the “Initial Public Offering”), and 5,013,333 Private Placement Warrants issued to LJ10 LLC, a Delaware limited liability company (the “Sponsor”) in a private placement simultaneously with the Initial Public Offering. These Warrants are exercisable at any time through December 4, 2026. The likelihood that the Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants. The exercise price of these Warrants is $11.50 per share.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 88

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
Subject to customary exceptions, the Sponsor, parties to the Registration Rights Agreement as amended and restated as of December 3, 2021, certain holders of PIPE Shares and certain other holders of our Class A common stock were subject to lock-up provisions in which they agreed not to sell or otherwise dispose of any our Class A common stock or any other equity securities of Pear convertible into or exercisable or exchangeable for our Class A common stock for a certain period of time.
Now since these lock-up periods have expired, the applicable stockholders are not be restricted from selling our Class A common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A common stock.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 89

•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, Adjusted EBITDA, results of operations, level of indebtedness, liquidity, or financial condition;
•additions and departures of key personnel;
•failure to comply with the requirements of Nasdaq;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•the inclusion, exclusion or removal of our common stock from any stock market indices;
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
The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities have experienced fluctuations that often have been unrelated or disproportionate to their companies’ operating results. We believe that the recent volatility and our current market price in part reflect market and trading dynamics unrelated to our underlying business, and we do not know how long these dynamics will last. In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.
Pear Therapeutics, Inc. | Form 10-Q |Page 90

Our stock price may be exposed to additional risks because our business became a public company through a “de-SPAC” transaction. There has been increased focus by government agencies on transactions such as the Business Combination in the last year, and we expect that increased focus to continue. As a result, we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities, which could adversely affect the price of our Class A common stock. Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could materially and adversely affect our business, prospects, financial condition and results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
As a public company we will incur significant legal, accounting, and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increased our legal and financial compliance costs and make some activities more time-consuming and costly. In particular, we have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the day we are deemed to be a large accelerated filer, which, in addition to certain other criteria, means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period and (iv) December 31, 2026 (the last day of the fiscal year ending after the fifth anniversary of the THMA Initial Public Offering). Investors may find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Pear Therapeutics, Inc. | Form 10-Q |Page 91

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
Pear Therapeutics, Inc. | Form 10-Q |Page 92

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our Bylaws and the indemnification agreements that we entered into with our directors and officers provide that:
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
•We are not obligated pursuant to our Bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our Board of Directors or brought to enforce a right to indemnification;
•the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•We may not retroactively amend provisions of our Bylaws to reduce our indemnification obligations to directors, officers, employees and agents.
We do not intend to pay dividends for the foreseeable future, if ever.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 93

Future issuances of debt securities and equity securities may adversely affect us, including the market price of our stock and may be dilutive to existing stockholders.
In the future, we may incur debt or issue equity ranking senior to our Class A common stock. Those securities will generally have priority upon liquidation. Such securities also may be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Class A common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our stock and be dilutive to existing stockholders.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. As restrictions on resale end and the registration statements are available for use, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
Pear Therapeutics, Inc. | Form 10-Q |Page 94

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
Pear Therapeutics, Inc. | Form 10-Q |Page 95

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAR THERAPEUTICS, INC.

Date: August 11, 2022	By:	/s/ Corey M. McCann
		Name:	Dr. Corey M. McCann
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Christopher D.T. Guiffre
		Name:	Christopher D.T. Guiffre
		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: August 11, 2022	By:	/s/ Ellen E. Snow
		Name:	Ellen E. Snow
		Title:	Vice President, Corporate Controller
(Principal Accounting Officer)

Pear Therapeutics, Inc. | Form 10-Q |Page 96