Form 10-Q
period 2022-09-30
Pear Therapeutics, Inc.
filed 2022-11-14
CIK 1835567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to_______
Commission File Number: 001-39969
Pear Therapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	85-4103092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 State Street, 13th Floor
Boston, MA	02109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (617) 925-7848
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	PEAR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A common stock for $11.50 per share	PEARW	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s Class A common stock outstanding as of November 10, 2022 was 139,543,104.

Pear Therapeutics, Inc.
Form 10-Q
For the Quarter Ended September 30, 2022

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

Pear Therapeutics, Inc. | Form 10-Q |Page 1

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,685	$169,567
Short-term investments	23,934	5,004
Restricted cash - short-term	74	—
Accounts receivable	7,183	1,794
Prepaid expenses and other current assets	7,992	8,876
Total current assets	98,868	185,241
Property and equipment, net	6,481	6,255
Right-of-use assets (Note 8)	9,329	—
Restricted cash - long-term	411	411
Other long-term assets	4,646	5,253
Total assets	$119,735	$197,160
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,124	$1,806
Accrued expenses and other current liabilities	17,204	17,946
Lease liabilities - current (Note 8)	1,890	—
Deferred revenues	482	421
Debt	27,455	26,993
Total current liabilities	48,155	47,166
Lease liabilities - noncurrent (Note 8)	8,718	—
Embedded debt derivative	—	675
Warrant liabilities	2,413	8,528
Earn-out liabilities	7,402	48,363
Other long-term liabilities	801	1,994
Total liabilities	67,489	106,726
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022; and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 690,000,000 authorized as of September 30, 2022; and 139,248,512 and 137,836,028 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	349,447	338,404
Accumulated deficit	(297,103)	(247,983)
Accumulated other comprehensive (loss) income	(112)	(1)
Total stockholders’ equity	52,246	90,434
Total liabilities and stockholders’ equity	$119,735	$197,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc. | Form 10-Q |Page 2

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Revenue
Product revenue	$3,528	$1,203	$9,274	$2,550
Collaboration and license revenue	555	108	855	338
Total revenue	4,083	1,311	10,129	2,888
Cost and operating expenses
Cost of product revenue	2,555	2,120	6,437	3,585
Research and development	10,390	9,576	36,370	24,943
Selling, general, and administrative	17,767	17,966	61,512	45,811
Total cost and operating expenses	30,712	29,662	104,319	74,339
Loss from operations	(26,629)	(28,351)	(94,190)	(71,451)
Other income (expense):
Interest and other (expense) income, net	(647)	(1,042)	(2,006)	(3,086)
Change in estimated fair value of earn-out liabilities	(2,829)	—	40,961	—
Change in estimated fair value of warrant liabilities	(618)	(1,905)	6,115	(7,302)
Loss on issuance of Legacy Pear convertible preferred stock	—	—	—	(2,053)
Total other income (expense)	(4,094)	(2,947)	45,070	(12,441)
Net loss	$(30,723)	$(31,298)	$(49,120)	$(83,892)
Unrealized gain (loss) on short-term investments	$8	$(1)	$(111)	$—
Comprehensive loss	$(30,715)	$(31,299)	$(49,231)	$(83,892)

Net loss per share:
Basic and Diluted	$(0.22)	$(0.28)	$(0.35)	$(0.76)
Weighted average common shares outstanding:
Basic and Diluted	138,956,879	112,236,267	138,369,788	110,960,112
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc. | Form 10-Q |Page 3

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
(dollars in thousands)	Shares	Amount
Balance at January 1, 2021	106,721,878	11	$269,946	$(182,841)	$—	$87,116
Issuance of Legacy Pear Series D convertible preferred stock, net of issuance costs of $83	4,503,618	—	21,970	—	—	21,970
Exercise of common stock options	642,489	—	402	—	—	402
Stock-based compensation expense	—	—	463	—	—	463
Net loss	—	—	—	(24,393)	—	(24,393)
Balance at March 31, 2021	111,867,985	$11	$292,781	$(207,234)	$—	$85,558
Exercise of common stock options	285,198	—	267	—	—	267
Stock-based compensation expense	—	—	572	—	—	572
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(28,201)	—	(28,201)
Balance at June 30, 2021	112,153,183	$11	$293,620	$(235,435)	$1	$58,197
Exercise of common stock options	149,492	—	134	—	—	134
Stock-based compensation expense	—	—	930	—	—	930
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(31,298)	—	(31,298)
Balance at September 30, 2021	112,302,675	$11	$294,684	$(266,733)	$—	$27,962

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2022	137,836,028	$14	$338,404	$(247,983)	$(1)	$90,434
Exercise of common stock options	65,145	—	75	—	—	75
Stock-based compensation expense	—	—	2,901	—	—	2,901
Exercise of common stock warrants	10	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(42)	(42)
Net loss	—	—	—	(23,859)	—	(23,859)
Balance at March 31, 2022	137,901,183	$14	$341,380	$(271,842)	$(43)	$69,509
Exercise of common stock options	776,587	—	760	—	—	760
Stock-based compensation expense	—	—	3,386	—	—	3,386
Other comprehensive loss	—	—	—	—	(77)	(77)
Net income	—	—	—	5,462	—	5,462
Balance at June 30, 2022	138,677,770	$14	$345,526	$(266,380)	$(120)	$79,040
Exercise of common stock options	570,742	$—	$358	$—	$—	$358
Stock-based compensation expense	—	$—	$3,563	$—	$—	$3,563
Other comprehensive income	—	$—	$—	$—	$8	$8
Net loss	—	$—	$—	$(30,723)	$—	$(30,723)
Balance at September 30, 2022	139,248,512	$14	$349,447	$(297,103)	$(112)	$52,246
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Pear Therapeutics, Inc. | Form 10-Q |Page 4

Pear Therapeutics, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Operating Activities:
Net loss	$(49,120)	$(83,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,419	1,032
Amortization of intangible asset	465	475
Amortization of debt discount	461	475
Amortization of right-of-use asset	1,285	—
Accretion and amortization of interest income	(53)	17
Stock-based compensation expense	9,850	1,965
Loss on issuance of Legacy Pear convertible preferred stock	—	2,053
Change in fair value of warrants	(6,115)	7,302
Change in fair value of earn-out liabilities	(40,961)	—
Change in fair value of embedded derivative	(675)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,390)	(65)
Prepaid expenses and other assets	1,025	(1,296)
Lease liabilities	(1,252)	—
Accounts payable	(927)	(2,227)
Accrued expenses, other liabilities and non-current liabilities	(689)	4,849
Deferred revenues	62	113
Net cash used in operating activities	(89,615)	(69,199)
Investing Activities:
Proceeds from maturities of short-term investments	47,048	15,025
Purchases of short-term investments	(66,035)	(8,014)
Purchases of property and equipment	(2,400)	(2,375)
Net cash (used in) provided by investing activities	(21,387)	4,636
Financing Activities:
Proceeds from issuance of Legacy Pear convertible preferred stock, net	—	19,918
Payment of deferred offering costs	—	(4,620)
Proceeds from exercise of stock options	1,194	803
Net cash provided by financing activities	1,194	16,101
Net decrease in cash, cash equivalents and restricted cash	(109,808)	(48,462)
Cash, cash equivalents and restricted cash—beginning of period	169,978	112,061
Cash, cash equivalents and restricted cash—end of period	$60,170	$63,599
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,825	$2,730
Supplemental disclosure of non-cash investing and financing information:
Deferred offering and equity issuance costs included in accounts payable and accrued expenses	$—	$2,296
Purchases of property and equipment in accounts payable and accrued expenses	$143	$491
Payment of milestone license in intangibles and accrued expenses	$—	$1,000
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
Legacy Pear is deemed the accounting predecessor and the post-company successor US Securities and Exchange Commission (“SEC”) registrant, which means Legacy Pear financial statements for previous periods are disclosed in this Form 10-Q. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.
Organization
Pear is a leader in prescription digital therapeutics, or PDTs. The Company’s PDTs treat diseases with clinically validated software.
On December 3, 2021, (the “Closing Date”), we consummated a business combination, or the “Business Combination”, pursuant to the terms of the business combination agreement, or “Business Combination Agreement”, dated June 21, 2021, by and among the Company (formerly known as Thimble Point Acquisition Corp., or “THMA”), Pear Therapeutics (US), Inc., a Delaware corporation incorporated on August 14, 2013 (“Pear US” or “Legacy Pear”) (formerly known as Pear Therapeutics, Inc.) and Oz Merger Sub, Inc., pursuant to which Oz Merger Sub, Inc. (a Delaware corporation and wholly-owned subsidiary of THMA, or “Merger Sub”) merged with and into Pear US, with Pear US surviving as our wholly owned subsidiary. Upon the closing of the Business Combination, THMA changed its name to Pear Therapeutics, Inc. (“Pear” or the “Company”).

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
In connection with the Business Combination, THMA completed the sale and issuance of 10,280,000 shares of Class A common stock in a fully committed common stock private placement at a purchase price of $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $102,800 (“PIPE Investment”), and a Forward Purchase Agreement Assignment, dated as of December 2, 2021, by and among THMA, the Anchor Investor, and a PIPE investor (the “Forward Purchase Assignment”); which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, all of the remaining outstanding THMA Class A common shares were separated, pursuant to their terms, into one share of Class A common stock (which totaled 832,899 shares Class A common stock, “Public Shares”) and one-third (1/3) of one redeemable warrant (and THMA’s units ceased trading on the Nasdaq). Further, KLP SPAC 1 LLC (the “Anchor Investor”) purchased 6,387,026 shares of Class A common stock at a purchase price of $10.00 per share in connection with the Forward Purchase Agreement, dated as of February 1, 2021, by and between THMA and the Anchor Investor (the “Forward Purchase Agreement”), as amended from time to time, including by the Amendment to Forward Purchase Agreement dated as of June 21, 2021, and the Second Amendment to Forward Purchase Agreement dated as of November 14, 2021 (the “Amended Forward Purchase Agreement”), entered into with THMA on February 1, 2021 (“THMA Sponsor
Pear Therapeutics, Inc. | Form 10-Q |Page 6

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Shares”). Gross proceeds from the Business Combination totaled approximately $175,001 which included funds held in THMA’s trust account (after giving effect to redemptions). Transaction costs totaled approximately $32,779.
Legacy Pear was deemed the accounting acquirer in the Business Combination. This determination was primarily based on Legacy Pear’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Pear having the ability to appoint a majority of the Board of Directors of the combined company, Legacy Pear’s existing management comprising the senior management of the combined company, Legacy Pear comprising the ongoing operations of the combined company, Legacy Pear being the larger entity based on historical revenues and business operations, and the combined company assuming Legacy Pear’s name. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Pear issuing stock for the net assets of THMA, accompanied by a recapitalization. Under this method of accounting, THMA who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of Pear issuing stock for the net assets of THMA, accompanied by a recapitalization. The net assets of THMA are stated at historical cost, with no goodwill or other intangible assets recorded. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Pear stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Pear Preferred Shares and Legacy Pear Common Shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio of approximately 1.47 established in the Business Combination. Legacy Pear Preferred Shares previously classified as mezzanine were retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the reverse recapitalization. See Note 3 for more information.
THMA, now Pear Therapeutics, Inc., a Delaware corporation, was incorporated on December 1, 2020. Pear Therapeutics (US), Inc., previously known as Pear Therapeutics, Inc., is a Delaware corporation incorporated on August 14, 2013. The Company is headquartered in Boston, Massachusetts.
Going Concern
The Company is subject to a number of risks and uncertainties common to early-stage technology-based companies, including, but not limited to, rapid technological changes, protection of its proprietary technology and intellectual property, commercialization of existing and new products, development by competitors of competing products, dependence on key personnel, compliance with government regulations, including compliance with the US Food and Drug Administration, or FDA, and the ability to secure additional capital to fund operations.
The Company obtained FDA marketing authorization for its three products, reSET® (2017), reSET-O® (2018), and Somryst® (2020). In October 2019, after terminating our agreement with Sandoz Inc., our then collaboration partner, we began the direct commercialization of reSET® and reSET-O®.
The Company has incurred recurring losses since inception and anticipates net losses and negative operating cash flows for the near future and may be unable to remain in compliance with certain financial covenants required under its credit facility. For the nine months ended September 30, 2022, the Company had a net loss of $49,120 and as of September 30, 2022, had an accumulated deficit of $297,103. As of September 30, 2022, the Company had $83,619 of cash and cash equivalents and short-term investments. While the Company has recorded revenue, revenues have been insufficient to fund operations. Accordingly, the Company has funded its operations to date through a combination of proceeds raised from equity and debt issuances, including the Business Combination. The Company’s operating costs include the cost of developing and commercializing products as well as providing research services. As a consequence, the Company will need to raise additional equity and debt financing that may not be available, if at all, at terms acceptable to the Company to fund future operations. As a result, the Company could be required to delay, scale back or abandon some or all of its development programs and other operations, which could materially harm the Company’s business, prospects, financial condition and operating results. See note 15 for more information on the restructuring and the reductions in workforce, including the impact on pipeline products. Management believes these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. Because of these uncertainties, the accompanying consolidated financial statements
Pear Therapeutics, Inc. | Form 10-Q |Page 7

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements and the material adverse change clause in the Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP (the “Perceptive Credit Facility”), the amounts due as of September 30, 2022, have been classified as current in the consolidated balance sheet. The lender has not invoked the material adverse change clause as of the date of issuance of these financial statements. The accompanying consolidated financial statements do not reflect any other adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company is subject to various covenants related to the Perceptive Credit Facility, as defined in Note 7, entered into on June 30, 2020, and given the substantial doubt about the Company’s ability to continue as a going concern, there is a risk that it may not meet its covenants in the future. See Note 7 for more information on the Perceptive Credit Facility and related covenants.
COVID-19 Related Significant Risks and Uncertainties
The Company is subject to additional risks and uncertainties due to the ongoing pandemic of the novel coronavirus, or COVID-19. Although conditions have improved in the US in recent months, on October 13, 2022, the US Secretary of Health and Human Services extended the COVID-19 public health emergency declaration through at least January 11, 2023.The Company is closely monitoring the continued impact of COVID-19 on all aspects of its business, including how it will impact its customers, patients, employees, suppliers, vendors, and business partners. The Company is unable to predict the specific impact that COVID-19 may have on its business, financial position, and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions. The Company will continue to assess the evolving impact of COVID-19.
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
The consolidated financial statements as of September 30, 2022 and 2021, and for the three and nine months ended September 30, 2022 and 2021, include the accounts of Pear and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.
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
The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

Reconciliation of cash, cash equivalents, and restricted cash:	September 30, 2022	December 31, 2021
Cash and cash equivalents	$59,685	$169,567
Restricted cash - short-term	74	—
Restricted cash - long-term	411	411
Total cash, cash equivalents, and restricted cash	$60,170	$169,978
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
The most significant impact resulting from the adoption of this new standard was the recognition of ROU assets of $10,614 and operating lease liabilities of $11,860 on the adoption date, January 1, 2022. The difference between the ROU assets and lease liabilities on the accompanying condensed consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. Existing deferred rent and prepaid rent amounts were removed from the consolidated balance sheets at the date of adoption. The adoption did not have a material impact to the Company's consolidated statements of operations or statement of cash flows.
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
Upon the closing of the Business Combination, holders of Legacy Pear Common Shares received shares of Class A common stock in an amount determined by application of the exchange ratio of approximately 1.47 (the “Exchange Ratio”), which was based on Legacy Pear’s implied price per share prior to the Business Combination. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio. The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Legacy Pear.
In addition, holders of Legacy Pear Common Shares (and Legacy Pear Preferred Shares who converted their shares into Legacy Pear Common Shares in connection with the Merger) received the contingent right to receive up to 12,395,625 additional shares of Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The holders of Legacy Pear Common Shares are eligible to receive up to 12,395,625 shares in the aggregate of additional shares of Class A common stock in three equal tranches of 4,131,875 shares respectively, upon the Company achieving $12.50, $15.00, or $17.50, respectively, as its volume-weighted average price per share for any 20 trading days within a 30 consecutive trading day period (as adjusted for share splits, reverse share splits, share dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares, or the like) during the period ending on December 3, 2026.
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

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Public Warrants and Private Placement Warrants
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability and have been classified as such on the balance sheet. The fair value of the warrant liability was $2,413 and $8,528 at September 30, 2022 and December 31, 2021, respectively. See Notes 4 and 11 for further information on the Public and Private Placement Warrants.
Earn-Out Liabilities
The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, a liability for which was initially valued and recorded at $95,401, which was estimated by using a Monte Carlo Simulation Method (“MCSM”) for each earn out period. Key inputs and assumptions used in this were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Certain of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value at each reporting date. The Company revalued the earn-out liabilities as of September 30, 2022 and December 31, 2021, and determined the fair value to be $7,402 and $48,363, respectively. The change in the fair value of the earn-out liabilities were recorded in other income (expense) on the statement of operations.
Pear Therapeutics, Inc. | Form 10-Q |Page 11

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
4. FAIR VALUE MEASUREMENTS
The tables below present certain of our assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability.

	September 30, 2022
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$41,185	$41,185	$—	$—
U.S. Treasury Bills	3,376	3,376	—	—
Total cash equivalents	44,561	44,561	—	—
Debt investments:
U.S. Treasury Bills	5,982	5,982	—	—
Corporate bonds	6,958	—	6,958	—
Commercial paper	10,994	—	10,994	—
Total debt investments	23,934	5,982	17,952	—
Total assets	$68,495	$50,543	$17,952	$—
Long-term liabilities:
Warrant liabilities	2,413	1,562	851	—
Earn-out liabilities	7,402	—	—	7,402
Total liabilities	$9,815	$1,562	$851	$7,402

	December 31, 2021
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$129,184	$129,184	$—	$—
Debt investments:
Corporate bonds	1,007	—	1,007	—
Commercial paper	3,998	—	3,998	—
Total debt investments	5,005	—	5,005	—
Total assets	$134,189	$129,184	$5,005	$—
Long-term liabilities:
Embedded debt derivative	$675	$—	$—	$675
Warrant liabilities	8,528	5,520	3,008
Earn-out liabilities	48,363	—	—	48,363
Total liabilities	$57,566	$5,520	$3,008	$49,038
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the three and nine months ended September 30, 2022 and 2021.
Cash equivalents—Money market funds and U.S. Treasury Bills included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments—The Company measures its investments at fair value on a recurring basis and classifies those instruments within Level 1 and Level 2 of the fair value hierarchy. US Treasury Bills are classified within Level 1 of the fair value hierarchy because pricing is based on quoted market prices for identical instruments in active markets of the reporting date. Marketable securities, including corporate bonds and commercial paper, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined
Pear Therapeutics, Inc. | Form 10-Q |Page 12

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
using models or other valuation methodologies. The Company recorded an unrealized gain of $8 and an unrealized loss of $1 for the three months ended September 30, 2022 and 2021, respectively, and an unrealized loss of $111 and no unrealized gain for the nine months ended September 30, 2022 and 2021, respectively, in other comprehensive income (loss) on short-term investments.
Embedded debt derivative — As described in Note 7, the Company concluded that the contingent put options contained in the Perceptive Credit Facility that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument. The embedded debt derivative is measured at fair value using a probability-weighted cash flow valuation methodology. The change in estimated fair value of the embedded derivative resulted in a gain of $675 for the nine months ended September 30, 2022, which is recorded in Interest and other (expense) income in the consolidated statement of operations and comprehensive income (loss). The determination of the fair value of an embedded debt derivative includes inputs not observable in the market and as such, represents a Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of mandatory debt repayment prior to maturity ranging between 0 -10%.
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
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the Public Warrant quoted price on Nasdaq (Ticker: PEARW). The Company concluded that the warrants met the definition of a liability and have been classified as such on the balance sheet. At September 30, 2022, the fair value of the warrant liability was $2,413.
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
The estimated fair value of the Earn-out Shares was determined using a MCSM using the following assumptions at each valuation date:

	September 30, 2022	December 31, 2021
Stock price	$2.04	$6.20
Risk-free interest rate	4.10%	1.25%
Expected term (in years)	4.18	4.92
Expected volatility	64.10%	55.00%
Dividend yield	—%	—%
Refer to Note 3 for more information on the triggering events of the Earn-Out Shares. The change in fair value of the earn-out liabilities resulted in other income of $40,961 recognized in the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2022.
Pear Therapeutics, Inc. | Form 10-Q |Page 13

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following table reconciles the change in the fair value of the earn-out liabilities valued using Level 3 inputs:

Earn-Out Liabilities
Fair value as of December 31, 2021	$48,363
Change in fair value	(40,961)
Fair value as of September 30, 2022	$7,402
5. PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following:

	September 30, 2022	December 31, 2021
Internal-use software	$9,091	$6,591
Equipment	692	579
Construction in process	—	362
Furniture and fixtures	711	586
Leasehold improvements	779	509
Total property and equipment	11,273	8,627
Less: accumulated depreciation	(4,792)	(2,372)
Property and equipment, net	$6,481	$6,255
Depreciation expense was $879 and $2,419 for the three and nine months ended September 30, 2022, respectively, and $447 and $1,032 for the three and nine months ended September 30, 2021, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Compensation and related benefits	$11,869	$11,855
Commercial and marketing related costs	882	1,821
Professional services	1,442	1,710
Research and development costs	1,682	781
Other	1,329	1,779
Total	$17,204	$17,946
7. INDEBTEDNESS
Perceptive Credit Facility
On June 30, 2020, the Perceptive Close Date, the Company entered into the Perceptive Credit Facility, with Perceptive Credit Holdings III, LP, as administrative agent and lender with a syndicate of other lenders, collectively Perceptive. The Perceptive Credit Facility, as amended, consists of a secured term loan facility in an aggregate amount of up to $50,000, which will be made available under the following three tranches: (i) Tranche 1 - $30,000, available at the Perceptive Closing Date; (ii) Tranche 2 - $10,000, available no later than December 31, 2021; and (iii) Tranche 3 - $10,000, available no later than December 31, 2021. The Company did not draw down on the available borrowings under Tranche 2 or Tranche 3.

Pear Therapeutics, Inc. | Form 10-Q |Page 14

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Perceptive Credit Facility bears interest through maturity at a variable rate based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of September 30, 2022, the interest rate was 13.6%. When the LIBOR interest rate is discontinued in the future, it is expected that the interest rate of the Perceptive Credit Facility would switch to an alternative benchmark rate, primarily Secured Overnight Financing Rate, or SOFR. As of September 30, 2022, the effect of switching from LIBOR to SOFR would not have been material to the Company’s condensed consolidated financial statements.The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025, or the Maturity Date. If the Company prepays the loan prior to the Maturity Date, it will be required to pay a prepayment fee guaranteeing Perceptive a 1.5 times return on any prepaid amount. A change of control, which includes a new entity or group owning more than 35.0% of the Company’s voting stock, or prior to an IPO, the failure of the existing holders to own at least 35.0% of the Company’s voting stock, trigger a mandatory prepayment of the term loan. The Business Combination did not trigger this clause as existing holders retained greater than 35% of the combined Company’s voting stock. The Company paid issuance costs of $750 in connection with its entry into the Perceptive Credit Facility.
The Company concluded the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument and accounted for separately and recorded an embedded debt derivative of $675 as of December 31, 2021. There was no balance at September 30, 2022. Any changes to the derivative liability in future periods will be recognized as interest and other (expense) income, net in the consolidated statements of operations and comprehensive loss.
The Perceptive Credit Facility is secured by substantially all the assets of the Company, including our intellectual property. The Perceptive Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5,000 in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts set forth in the Perceptive Credit Facility which range from $5,750 for the fiscal quarter ending March 31, 2022, to $125,000 for the fiscal quarter ending March 31, 2025. For the quarter ending December 31, 2022, the trailing 12-month period revenue requirement is $18,000. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Facility as of September 30, 2022.
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
On the Perceptive Closing Date, the Company received proceeds of $28,500, net of fees and expenses of $1,500. As of September 30, 2022, no further borrowings were taken under the Perceptive Credit Facility. The outstanding balance of the Perceptive Credit Facility was:

Perceptive Credit Facility	September 30, 2022
Principal	$30,000
Less: Debt issuance costs and discount at issuance	(2,545)
Net carrying amount	$27,455
As discussed in Note 1, due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements, the amounts due as of September 30, 2022, have been classified as current in the consolidated balance sheet. Future minimum payments, including contractual interest, under the Perceptive Credit Facility as of September 30, 2022, are as follows:

Years ended December 31,	Amounts
Remainder of 2022	920
2023	3,650
2024	10,603
2025	24,039
Total	$39,212
Less:
Interest payable	(9,212)
Unamortized debt issuance costs	(2,545)
Current portion of long-term debt	(27,455)
Long-term debt	$—
8. LEASES
As of September 30, 2022, the Company leases office space under non-cancelable operating leases in three cities: Boston, Massachusetts, consisting of approximately 19,000 square feet that will expire on June 1, 2028, including approximately 900 square feet that the Company took over on January 1, 2022, San Francisco, California, consisting of approximately 17,000 square feet that will expire on July 31, 2025, and Raleigh, North Carolina, consisting of approximately 7,700 square feet that will expire on May 31, 2026. We have the right and option to extend each of the Boston and Raleigh leases for a five year period.
As described in Note 2, the Company adopted Topic 842, Leases, as of January 1, 2022. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840. All of the Company's leases are classified as operating leases. The components of ROU assets and lease liabilities are included in the condensed consolidated balance sheets.
We recognized rent expense of $714 and $2,168 for the three and nine months ended September 30, 2022, respectively, and $680 and $2,056 for the three and nine months ended September 30, 2021, respectively. The Company had $1,007 in deferred rent recorded within other long-term liabilities in the consolidated balance sheet as of December 31, 2021.
Pear Therapeutics, Inc. | Form 10-Q |Page 16

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Future commitments under non-cancelable lease agreements are as follows:

Years ended December 31,	Lease Commitments
Remainder of 2022	$709
2023	2,912
2024	3,176
2025	2,734
2026 and thereafter	3,879
Total lease payments	13,410
Less: present value adjustment	(2,802)
Present value of total lease liabilities	10,608
Less: current lease liability	(1,890)
Long-term operating lease liabilities	$8,718
As of December 31, 2021, prior to the adoption of ASC 842, the estimated minimum future lease payments for the next five years and thereafter was as follows:

Years ended December 31,	Lease Commitments
2022	2,809
2023	2,912
2024	3,176
2025	2,734
2026 and thereafter	3,879
Total	15,510
Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities. As of September 30, 2022, the weighted average remaining lease term is 4.62 years and the weighted average discount rate used to determine the operating lease liability is 10%.
In addition to rent, certain leases require the Company to pay additional amounts for taxes, insurance, maintenance, and other operating expenses.
9. COMMITMENTS AND CONTINGENCIES
Licenses Related to our Commercial Products
As of September 30, 2022, the Company has four license agreements related to its commercialized products.
The Invention Science Fund I, LLC
The Company entered into a contribution and license agreement for Pharmaceutical Field of Use, or FOU, with The Invention Science Fund I, LLC, or ISF, in February 2015, as amended on February 28, 2018, or ISF Contribution and License Agreement. The ISF Contribution and License Agreement superseded an original contribution and license agreement between the Company and ISF dated December 31, 2013. Under the ISF Contribution and License Agreement, ISF granted the Company certain licenses under specified patent rights to develop and commercialize licensed products either independently and/or with a drug combination product for use in connection with the treatment of central nervous system disorders. The ISF Contribution and License Agreement contains minimum annual royalty obligations. To the extent there are sales of a licensed product, the Company is required to pay low-
Pear Therapeutics, Inc. | Form 10-Q |Page 17

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
single-digit royalties on net revenue. The Company recorded minimum annual royalty fees of $250 and $750 to ISF for the three and nine months ended September 30, 2022, respectively, and $250 and $750 for the three and nine months ended September 30, 2021, respectively.
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
The Company pays minimum annual maintenance fees to Red 5 in connection with reSET and reSET-O. The Company recorded minimum annual maintenance fees of $63 and $188 to Red 5 for the three and nine months ended September 30, 2022, respectively, and $63 and $188 for the three and nine months ended September 30, 2021, respectively.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 18

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Company pays royalties based on net revenues of the sales of Somryst to BeHealth and the University of Virginia Patent Foundation, or UVPF. The Company recorded de minimis royalties to BeHealth and UVPF for the three and nine months ended September 30, 2022 and 2021.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. In addition, the indemnification agreements entered into with our former board members, Messrs. Schwab and Lynch, also provide certain indemnification rights to the entities with which they are affiliated. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third parties with respect to certain matters. For the three and nine months ended September 30, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding as of September 30, 2022. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
Purchase Commitment
On June 17, 2021, and later amended on August 3, 2021, the Company entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9,300 payable over three years, continuing through September 30, 2024. Through September 30, 2022, the Company recorded $2,983 under the terms of the agreement, $2,321 of which is included in prepaid expenses on the consolidated balance sheet as of September 30, 2022.
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
The Company will be obligated to pay mid-single digit royalties on net revenues of any commercialized products that incorporate the assets obtained under the Waypoint Agreement. Additionally, the Company could be obligated to make payments of up to an additional $2,500 in the aggregate upon achievement of certain regulatory and commercial milestones. Through September 30, 2022, no royalties have been paid to Waypoint.
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

	September 30, 2022	December 31, 2021
Contract assets
Accounts receivables	$389	$555
Unbilled receivables	6,794	1,239
Contract liabilities
Deferred revenue - current	482	421
Deferred revenue - non-current	22	22

During the nine months ended September 30, 2022, the Company recognized revenue of approximately $379 that was included in deferred revenue at December 31, 2021.
Collaboration Arrangements
On March 15, 2022, the Company entered into a proof of concept agreement with SoftBank Corp., an entity under common control with SVF II Cobbler (DE) LLC, a greater than 5% shareholder of the Company, to develop a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market. Total anticipated revenue from this agreement is between $600 and $750, and the Company anticipates fulfilling its performance obligations by the end of 2022. The Company began performing under this agreement in April 2022, and recognized approximately $361 and $615 of collaboration revenue during the three and nine months ended September 30, 2022, respectively.
11.    CAPITAL STOCK
The Company’s authorized capital stock consists of (a) 690,000,000 shares of common stock, par value $0.0001 per share; and (b) 10,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2022, there were 139,248,512 shares of Class A common stock issued and outstanding and 14,213,267 Warrants to purchase the Company’s Class A common stock outstanding. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.
Pear Therapeutics, Inc. | Form 10-Q |Page 20

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
12. STOCK-BASED COMPENSATION AND BENEFIT PLANS
The Company incurred stock-based compensation expenses of $3,563 and $9,850 for the three and nine months ended September 30, 2022, respectively, and $930 and $1,965 for the three and nine months ended September 30, 2021, respectively.
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
In connection with the closing of the Business Combination, the Company adopted the 2021 Stock Option and Incentive Plan (the “2021 Plan”) a shareholder-approved plan that provides for broad-based equity grants to employees and certain non-employees, including executive officers and permits the granting of restricted stock units (“RSUs”), stock grants, performance based awards, stock options and stock appreciation rights, as well as cash bonus awards.
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
As of September 30, 2022, a total of 38,891,801 shares of Class A common stock are reserved under the 2021 Plan, including a total of 32,000,000 shares initially reserved for issuance under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending in 2031, by 5% of the outstanding number of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator (the Company’s board of directors or compensation committee).
During the nine months ended September 30, 2022 and 2021, the Company granted stock options to purchase 1,016,918 and 6,000,898 shares of common stock with aggregate grant date fair values of $2,536 and $12,075, respectively.
Common Stock Options
The combined stock option activity for the nine months ended September 30, 2022, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	19,381,975	$3.02	8.16
Granted	1,016,918	$4.14
Exercised	(1,412,474)	$0.84
Canceled and forfeited	(2,194,341)	$4.88
Outstanding at September 30, 2022	16,792,078	$3.03	7.54	$11,532
Exercisable at September 30, 2022	9,254,564	$1.63	6.65	$9,019
Pear Therapeutics, Inc. | Form 10-Q |Page 21

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
There were no stock options granted during the three months ended September 30, 2022. The fair value of stock options that vested during the nine months ended September 30, 2022, was $6,050.
As of September 30, 2022, the total unrecognized compensation costs related to non-vested stock options were approximately $19,151 and are expected to be recognized over a weighted average period of 2.71 years.
Restricted Stock Units
RSUs generally vest in equal annual installments over a three year period. The grant-date fair value of the RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company determines the fair value of RSUs based on the closing price of its common stock on the date of the grant.
RSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	—	—
Granted	6,341,788	$3.26
Forfeited and canceled	(550,480)	4.06
Outstanding as of September 30, 2022	5,791,308	$3.19
As of September 30, 2022, there was $14,684 of unrecognized compensation cost related to time-based RSUs which is expected to be recognized over a weighted-average period of 2.28 years.
Employee Stock Purchase Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The 2021 ESPP is a shareholder-approved plan under which substantially all employees may voluntarily enroll to purchase the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the 2021 ESPP are limited to 15% of the employee’s compensation and employees may not purchase more than $25,000 of stock during any calendar year.
As of September 30, 2022, a total of 5,400,000 shares of our Class A common stock are available for issuance under the 2021 ESPP, including 1,800,000 shares initially reserved under the 2021 ESPP. The number of Class A common stock available for issuance under the 2021 ESPP will automatically increase each January 1 of each calendar year beginning on January 1, 2022, and ending in 2031, by the lesser of 3,600,000 shares of the Company’s Class A common stock, 5% of the outstanding number of shares of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of September 30, 2022, no shares have been issued under the 2021 ESPP.
Stock Compensation Expense
The Black-Scholes option pricing model is used to estimate the fair value of the stock options and rights to acquire stock granted under the 2021 ESPP Plan. The weighted-average estimated fair values of the rights to acquire stock under the 2021 ESPP, as well as the weighted-average assumptions used in calculating the fair values the rights to
Pear Therapeutics, Inc. | Form 10-Q |Page 22

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
acquire stock under the 2021 ESPP during the three and nine months ended September 30, 2022, and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock Options	2022	2021	2022	2021
Risk-free interest rate	n/a	0.87%	1.86%	0.84%
Expected volatility	n/a	71.33%	65.69%	70.89%
Expected term (years)	n/a	5.76-6.11	5.42-6.57	5.67-6.7
Expected dividend yield	n/a	—%	—%	—%
Fair value at grant date	n/a	$4.36	$2.49	$2.01

2021 ESPP
Risk-free interest rate	1.68%	n/a	1.68%	n/a
Expected term (in years)	0.50	n/a	0.50	n/a
Expected volatility	65.69%	n/a	65.69%	n/a
Fair value at grant date	$1.57	n/a	$1.57	n/a
There were no options granted during the three months ended September 30, 2022.
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product revenue	$64	$66	$314	$79
Research and development	1,263	333	3,862	711
Selling, general, and administrative	2,236	531	5,674	1,175
Total stock-based compensation expense	$3,563	$930	$9,850	$1,965
13. INCOME TAXES
During the three and nine months ended September 30, 2022 and 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a taxable position in the near future.
14. NET LOSS PER SHARE
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

	Three and Nine Months Ended September 30, 2022	Three and Nine Months Ended September 30, 2021
Outstanding common stock options	16,792,078	16,219,132
Unvested restricted stock units	5,791,308	—
Warrants to purchase Legacy Pear common stock	—	1,126,705
Private placement warrants to purchase common stock	5,013,333	—
Public warrants to purchase common stock	9,199,934	—
Earn-Out Shares	12,395,625	—
Total	49,192,278	17,345,837
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders	$(30,723)	$(31,298)	$(49,120)	$(83,892)
Denominator:
Weighted-average common shares outstanding for basic net loss per share (1)	138,956,879	112,236,267	138,369,788	110,960,112
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.22)	$(0.28)	$(0.35)	$(0.76)
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
15. RESTRUCTURING CHARGES
On July 25, 2022, the Company announced a restructuring of its operations and a reduction in workforce due to the macroeconomic environment. As a result of the restructuring, the Company incurred a restructuring charge of $900 associated primarily with severance and health insurance expenses related to 25 full-time employees, representing approximately 9% of full-time employee base at the time of the restructuring. The costs associated with the restructuring were recorded in the quarter ended September 30, 2022. The restructuring reduced the Company’s costs related to its pipeline candidates, discovery programs, business development, and the Company's dual platform in order to prioritize certain of its commercial efforts, and the Company will continue to reduce costs in each of these areas.
On November 14, 2022, the Company announced a second reduction in workforce further reducing our headcount by approximately 59 employees, or approximately 22% of our full-time employees as of September 30, 2022. As a result of the reduction in workforce, the Company expects to incur a charge of approximately $2,600 associated primarily with severance, employee benefits and related costs. In addition, the Company expects to record a stock-based compensation charge and corresponding payroll tax expense related to equity compensation for employees impacted by the reduction in workforce. The Company expects to record substantially all costs related to the second reduction in workforce during the quarter ended December 31, 2022 when we expect the second reduction in workforce will be substantially complete. However, the required agreements that will be executed by the
Pear Therapeutics, Inc. | Form 10-Q |Page 24

Pear Therapeutics, Inc.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
departing employees are subject to local law and consultation requirements, which could extend the process into the first quarter of 2023. Further, the charges the Company expects to incur are subject to assumptions, and actual charges may differ from the estimate disclosed above.
16. SUBSEQUENT EVENT
We have evaluated events and transactions occurring after the balance sheet date through the date of our consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in our consolidated financial statements, except for matters described in Note 15 related to the November 2022 workforce reduction.
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
D.Average Selling Price, or ASP, in a given period is the average price received by the Company per script for which the Company receives payment.
Pear Therapeutics, Inc. | Form 10-Q |Page 26

Key Performance Operating Metric	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Total Prescriptions	11,400+	31,000+
Fulfillment Rate	60%	58%
Payment Rate	49%	48%
Average Selling Price (ASP)	$1,345	$1,333
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
Pricing — In the future, assuming that we have sufficient operating capital, we expect to grow the number of commercially available PDTs in our product portfolio, offering a broad range of PDTs spanning multiple price points. PDTs may be subject to competition which may impact our pricing. In addition, our products may be subject to legislative prescription-pricing practices. Further, we continue to collect additional data to enhance product performance and bolster health economics and outcomes research (“HEOR”) and associated cost savings for payors. Our average selling price could decline over time as we engage in larger volume transactions that extend over multiple years and provide for larger volume discounts.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 27

Contingency Management — Costs related to clinically-validated rewards patients earn as they complete treatment goals within our reSET and reSET-O PDTs are recorded as contra revenue.
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
Research and Development Expenses
As of September 30, 2022, we have multiple product candidates in our pipeline. As of July 25, 2022, we paused most investment in our pipeline in order to conserve cash, and we expect our R&D expenses will decrease during the second half of 2022 and into 2023. In addition, we anticipate that our personnel costs will decline as result of the reductions in workforce that occurred in July and November 2022.
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
•facilities, depreciation, and other expenses, which include direct and allocated expenses, such as rent and maintenance of facilities, insurance, and other operating costs for space and costs directly related to R&D functions; and
•capitalization of certain software development costs attributable to the development of our data foundry during the application development stage of the project and amortization of the costs to research and development upon completion over the expected life of the software.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 28

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
We expect SG&A expenses to decrease as we reduce spending primarily on personnel-related expenses and certain commercial efforts in connection with our restructuring activities, including the reductions in workforce that occurred in July and November 2022.
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
Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect our interest income will fluctuate based on rising interest rates, our cash balances on hand, the timing and ability to raise additional funds as well as the amount of expenditures for our commercial products and R&D for our product candidates and ongoing business operations.
Financial Highlights
Year-over-year product revenue grew by approximately 264% to $9.3 million from $2.6 million primarily due to an increase in sales of reSET and reSET-O under access agreements.
We incurred net losses of $49.1 million and $83.9 million for the nine months ended September 30, 2022 and 2021, respectively, representing a period-over-period decrease of $34.8 million or 41.4%. This decrease was primarily due to a change in the fair value of the earn-out liabilities of $41.0 million for the nine months ended September 30, 2022; a gain related to the change in fair value of the Public Warrants and the Private Placement Warrants of $6.1 million for the nine months ended September 30, 2022, compared to a $7.3 million loss for the nine months ended September 30, 2021, related to the Legacy Pear warrants; and a $7.2 million increase in total revenue period over period. These increases were partially offset by a $24.5 million increase in personnel-related expenses, primarily related to new hires as we expanded from an average of 213 employees for the nine months ended September 30, 2021, to an average of 293 employees for the nine months ended September 30, 2022. As of September 30, 2022, we had approximately 260 full-time employees. We had a $4.6 million increase in costs related to being a public company period over period, primarily related to our directors and officers insurance. To date, we have funded our operations primarily with proceeds from sales of Legacy Pear’s convertible preferred stock, proceeds as a result of the Business Combination, payments received in connection with collaboration and license agreements, product sales, and proceeds from borrowings under various credit facilities. Since our inception, we have received gross cash proceeds of $175.3 million as a result of the Business Combination (see Note 3 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q), and gross cash proceeds of $268.2 million from sales of our Legacy Pear’s convertible preferred stock; we currently have $30.0 million of debt outstanding under the Perceptive Credit Facility.
Pear Therapeutics, Inc. | Form 10-Q |Page 29

Recent Events
Restructuring and Reductions in Workforce
On July 25, 2022, the Company restructured its operations to narrow its near-term business focus and reduce its workforce due to the macroeconomic environment. As a result of the restructuring, the Company incurred a charge of $0.9 million primarily associated with the severance and health insurance expenses related to 25 full-time employees, representing approximately 9% of the the full-time employee at the time of the restructuring and reduction in workforce. The restructuring reduced the Company’s cost of the pipeline candidates, discovery programs, business development, and the Company's dual platform in order to prioritize certain of its commercial efforts and will continue to reduce costs in each of these areas. The direct costs associated with the restructuring and reduction in workforce were recorded in the quarter ended September 30, 2022.
As of July 25, 2022, in connection with this restructuring, we paused most investment in our pipeline which is discussed in detail in Part I, Item 1 of our Form 10-K filed with the Securities and Exchange Commission on March 29, 2022.
On November 14, 2022, we announced a second reduction in workforce further reducing our headcount by approximately 59 employees, or approximately 22% of our full-time employees as of September 30, 2022, due to the worsening macroeconomic environment. The Company currently estimates it will incur cash charges of approximately $2.6 million in connection with the second reduction in workforce, related to severance payments, employee benefits and related costs, primarily in the fourth quarter of 2022, when it anticipates that the reduction in workforce will be substantially complete. In addition, the Company expects to record a stock-based compensation charge of between $0.3 million and $0.9 million and corresponding payroll tax expense related to modifications of equity awards for employees impacted by the reduction in workforce, subject to local law and consultation requirements, which could extend the process into the first quarter of 2023. The Company's estimate of the stock-based compensation charge and the corresponding payroll tax expense related to equity compensation for employees is subject to several assumptions, including the future price of the Company's stock at the time of the award modifications. Further, the charges the Company expects to incur are subject to assumptions, and actual charges may differ from the estimate disclosed above. In the aggregate, over the next twelve months, the reduction in force is expected to result in approximately $10.7 million in cash operating expense savings related to foregone salaries and benefits. Each affected employee’s eligibility for severance benefits is contingent upon such employee’s execution of a separation agreement, which includes a general release of claims against the Company.
We expect the July and November 2022 restructuring activities will save an aggregate of approximately $14.7 million in compensation, benefits, and related payroll taxes during the year ending December 31, 2023.
Business Combination
On December 3, 2021, (the “Closing Date”) we consummated a business combination, pursuant to the terms of the Business Combination Agreement dated June 21, 2021. Upon the consummation of the Business Combination, Oz Merger Sub, a newly formed subsidiary of THMA, merged with and into Pear, with Pear surviving. THMA was renamed Pear Therapeutics, Inc. (“Pear”) and Pear Therapeutics, Inc. was renamed Pear Therapeutics (US), Inc. (“Legacy Pear”). Legacy Pear is deemed the accounting predecessor and the post-company successor US Securities and Exchange Commission (“SEC”) registrant, which means Legacy Pear financial statements for previous periods will be disclosed in this Form 10-Q. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.
The Business Combination was accounted for as a reverse recapitalization. Under this method of accounting, THMA was treated as the acquired company for financial statement reporting purposes. The most significant change in the post-combination company’s reported financial position and results was an increase in cash of $175.0 million. We paid $32.8 million in transaction costs relating to the business combination. We recorded a liability related to the Public Warrants and the Private Placement Warrants of $16.5 million and $95.4 million related to the earn-out shares that holders of Legacy Pear common stock and Legacy Pear convertible preferred
Pear Therapeutics, Inc. | Form 10-Q |Page 30

stock prior on the Closing Date who received the contingent right to receive up to 12,395,625 additional shares of Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets.
As a consequence of the Business Combination, we became the successor to an SEC-registered and Nasdaq-listed company, and we have hired additional personnel and implemented procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees over those as a private company.
Economic Conditions (Impact of COVID-19)
In March 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. The pandemic has significantly impacted the economic conditions in the US, as federal, state and local governments react to the public health crisis, creating significant uncertainties in the US economy. The downstream impact of various lockdown orders and related economic pullback affect our business and our customers to varying degrees. Although conditions have improved in the US in recent months, on October 13, 2022, the US Secretary of Health and Human Services extended the COVID-19 public health emergency declaration through at least January 11, 2023. We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it is impacting our customers, patients, employees, suppliers, vendors, and business partners. We are unable to predict the specific impact that COVID-19 may have on our business, financial position, and operations moving forward due to the numerous uncertainties. Any estimates made herein may change as new events occur and additional information is obtained, and actual results could differ materially from any estimates made herein under different assumptions or conditions.

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
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses such as labor and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to net income during the nine months ended September 30, 2022 or will be going forward. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability, and results of operations in future periods.
Pear Therapeutics, Inc. | Form 10-Q |Page 31

Results of Operations
The tables and discussion below present the results for the periods indicated:

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenues
Product revenue	$3,528	$1,203	$2,325	193%
Collaboration and license revenue	555	108	447	414%
Total revenues	4,083	1,311	2,772	211%
Cost and operating expenses:
Cost of product revenue	2,555	2,120	435	21%
Research and development	10,390	9,576	814	9%
Selling, general, and administrative	17,767	17,966	(199)	(1)%
Total cost and operating expenses	30,712	29,662	1,050	4%
Loss from operations	(26,629)	(28,351)	1,722	(6)%
Other expenses:
Interest and other expenses, net	(647)	(1,042)	395	(38)%
Change in estimated fair value of earn-out liability	(2,829)	—	(2,829)	*
Change in estimated fair value of warrant liabilities	(618)	(1,905)	1,287	(68)%
Total other expense	(4,094)	(2,947)	(1,147)	39%
Net loss	$(30,723)	$(31,298)	$575	(2)%
__________________
* Percentage change not meaningful.
Product revenue—Product revenue for the three months ended September 30, 2022 was $3.5 million, compared to $1.2 million for the three months ended September 30, 2021. The increase of $2.3 million was primarily driven by increased sales of reSET and reSET-O under Access Agreements.
Collaboration and license revenue—Collaboration and license revenue for the three months ended September 30, 2022 was $0.6 million, compared to $0.1 million for the three months ended September 30, 2021 primarily due to the development work completed on a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market in collaboration with SoftBank Corp. See Item 2, “Related Party Transactions” below for information regarding the related party nature of the agreement.
Cost of product revenue—Cost of product revenue for the three months ended September 30, 2022 was $2.6 million, compared to $2.1 million for the three months ended September 30, 2021. This increase was primarily due to implementation costs associated with our Access Agreements and minimum royalties related to licensing agreements for commercialized products, pharmacy, and hosting costs for our PDTs. Cost of product revenue represented 62.6% and 161.7% of total revenue for the three months ended September 30, 2022 and 2021, respectively. We expect cost of product revenue to decrease as a percentage of revenue as revenue increases.
Research and development—R&D expenses for the three months ended September 30, 2022 were $10.4 million, compared to $9.6 million for the three months ended September 30, 2021. The increase of $0.8 million was primarily due to an increase of $1.9 million of personnel-related costs as we expanded our average R&D staff from 104 for the three months ended September 30, 2021, to 124 for the three months ended September 30, 2022. We anticipate decreases in R&D costs compared to prior periods as a result of the restructuring, including the delay and cessation of certain pipeline activities and the reductions in workforce announced in July and November 2022.
Selling, general, and administrative—SG&A expenses for the three months ended September 30, 2022 were $17.8 million, compared to $18.0 million for the three months ended September 30, 2021. This decrease of $0.2 million
Pear Therapeutics, Inc. | Form 10-Q |Page 32

was primarily due to a $2.3 million decrease in marketing and advertising costs, a $1.7 million decrease in other operating costs, and a $0.4 million decrease in professional fees and reduced personnel costs resulting from the restructuring and reduction in workforce announced on July 25, 2022. These decreases were partially offset by the following increases:
•$2.8 million in personnel-related costs. While average headcount was consistent period over period, as a result of the severance payments made under the reduction in workforce announced in July 2022, compensation costs were higher for the three months ended September 30, 2022;
•$0.6 million of public company costs, primarily related to insurance for our directors and officers; and
•$0.4 million of depreciation and amortization expense, primarily related to amortization of software used in our patient support center.
We anticipate further decreases in the future in compensation and other operating costs compared to prior periods as a result of the restructuring and reductions in workforce announced in July and November 2022.
Interest and other (expense) income, net—Interest and other income (expense), net, was an expense of $0.6 million for the three months ended September 30, 2022, compared to an expense of $1.0 million for the three months ended September 30, 2021. This decrease is mainly the result of increased interest income on cash equivalents and short-term investments of $0.4 million during the three months ended September 30, 2022.
Change in fair value of earn-out liabilities—For the three months ended September 30, 2022 we recognized a $2.8 million loss as a result of the change in fair value of earn-out liabilities.
Change in fair value of warrant liabilities—We recognized a $1.9 million loss for the three months ended September 30, 2021 related to the Legacy Pear warrants, which were exercised in 2021 prior to the Business Combination. For the three months ended September 30, 2022, we recognized a loss of $0.6 million related to outstanding the Public Warrants and the Private Placement Warrants.
Pear Therapeutics, Inc. | Form 10-Q |Page 33

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenues
Product revenue	$9,274	$2,550	$6,724	264%
Collaboration and license revenue	855	338	517	153%
Total revenues	10,129	2,888	7,241	251%
Cost and operating expenses:
Cost of product revenue	6,437	3,585	2,852	80%
Research and development	36,370	24,943	11,427	46%
Selling, general, and administrative	61,512	45,811	15,701	34%
Total cost and operating expenses	104,319	74,339	29,980	40%
Loss from operations	(94,190)	(71,451)	(22,739)	32%
Other income (expenses):
Interest and other expenses, net	(2,006)	(3,086)	1,080	(35)%
Change in estimated fair value of earn-out liability	40,961	—	40,961	*
Change in estimated fair value of warrant liabilities	6,115	(7,302)	13,417	*
Loss on issuance of Legacy Pear convertible preferred stock	—	(2,053)	2,053	(100)%
Total other income (expense)	45,070	(12,441)	57,511	*
Net loss	$(49,120)	$(83,892)	$34,772	(41)%
__________________
* Percentage change not meaningful.
Product revenue—Product revenue for the nine months ended September 30, 2022, was $9.3 million, compared to $2.6 million for the nine months ended September 30, 2021. The increase of $6.7 million was primarily driven by increased sales of reSET and reSET-O under Access Agreements.
Collaboration and license revenue—Collaboration and license revenue for the nine months ended September 30, 2022 was $0.9 million, compared to $0.3 million for the nine months ended September 30, 2021 primarily due to the development work completed on a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market in collaboration with SoftBank Corp. See Item 2, “Related Party Transactions” below for information regarding the related party nature of the agreement.
Cost of product revenue—Cost of product revenue for the nine months ended September 30, 2022, was $6.4 million, compared to $3.6 million for the nine months ended September 30, 2021. This increase of $2.9 million was primarily due to implementation costs associated with our Access Agreements and minimum royalties related to licensing agreements for commercialized products, pharmacy, and hosting costs for our PDTs. Cost of product revenue represented 63.6% and 124.1% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. We expect cost of product revenue to decrease as a percentage of revenue as revenue increases.
Research and development—R&D expenses for the nine months ended September 30, 2022 were $36.4 million, compared to $24.9 million for the nine months ended September 30, 2021. The increase of $11.4 million was primarily due to an increase of $10.0 million of personnel-related costs as we continued shifting our software development work from external to internal resources, and coinciding with an increase in average R&D headcount from 93 for the nine months ended September 30, 2021, to 132 for the nine months ended September 30, 2022. We anticipate decreases in R&D costs compared to prior periods as a result of the restructuring and reductions in workforce announced in July and November of 2022.
Selling, general, and administrative—SG&A expenses were $61.5 million and $45.8 million for the nine months ended September 30, 2022 and 2021, respectively. The increase of $15.7 million was primarily due to:
Pear Therapeutics, Inc. | Form 10-Q |Page 34

•$11.8 million in personnel-related costs as a result of an increase in average headcount from 111 for the nine months ended September 30, 2021, to 139 for the nine months ended September 30, 2022, primarily in the commercial team as we expand our commercial footprint;
•$4.6 million of public company costs, including certain professional fees and insurance for our directors and officers;
•$0.7 million of travel costs associated with increased business activity and our growing customer base; and
•$1.3 million of depreciation and amortization expense, primarily related to amortization of software used in our patient support center.
These increases were offset by a decrease of $2.6 million in other operating expenses as a result of cost saving initiatives. We anticipate further decreases in employee related costs compared to prior periods as a result of the reductions in workforce, exclusive of the costs associated for the reduction in workforce that are expected to be included in the quarter ended December 31, 2022.
Interest and other (expense) income, net—Interest and other income (expense), net, for the nine months ended September 30, 2022 was an expense of $2.0 million compared to an expense of $3.1 million for the nine months ended September 30, 2021. This decrease is mainly the result of $0.7 million of interest income on cash equivalents and short-term investments and a $0.7 million gain from the change in the fair value of the embedded debt derivative recorded during nine months ended September 30, 2022.
Change in fair value of earn-out liabilities—For the nine months ended September 30, 2022, we recognized a $41.0 million gain as a result of the change in fair value of the earn-out liabilities.
Change in fair value of warrant liabilities—We recognized a $7.3 million loss for the nine months ended September 30, 2021 related to the Legacy Pear Warrants, which were exercised in 2021 prior to the Business Combination. For the nine months ended September 30, 2022, we recognized a gain of $6.1 million related to the Public Warrants and the Private Placement Warrants.
Loss on issuance of Legacy Pear convertible preferred stock—In February 2021, we issued shares of Legacy Pear Series D-1 Preferred Stock. The shares were recorded at their estimated fair market value on the date of issuance. In connection with the Legacy Pear Series D-1 Preferred Stock, we recorded a loss of $2.1 million for the nine months ended September 30, 2021, which represents the amount by which the estimated fair value of the shares exceeded the sale price, net of issuance costs.
Income tax—We did not incur income tax expenses for the nine months ended September 30, 2022 and 2021. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.
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
We have three commercial products: reSET, reSET-O, and Somryst. The revenue from the sale of these products at the present time is not sufficient to cover the operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on our PDTs achieving and maintaining broad market acceptance by patients and physicians and obtaining reimbursement from third-party payors. We have incurred recurring losses from inception and anticipate net losses and negative operating cash flows for the near future. For the nine months ended September 30, 2022 and 2021, we incurred net operating losses of $49.1 million and $83.9 million, respectively.
Pear Therapeutics, Inc. | Form 10-Q |Page 35

As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $297.1 million and $248.0 million, respectively. As of September 30, 2022 and December 31, 2021, we had outstanding debt of $27.5 million and $27.0 million, net of debt issuance costs, respectively. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $59.7 million and $169.6 million, respectively.
Our primary uses of capital are, and we expect will continue to be for the near future, funding operating activities. We have in the past and we expect in the future to capitalize labor costs related to the development of our internal-use software.
In the future, we will need to raise additional capital to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to seek additional capital from the issuance of equity, debt, or other capital transactions. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses further by a significant amount. On July 25, 2022, we restructured our business operations to narrow our near-term business focus and decreased our workforce to reduce our operating expenses. We announced a further reduction in workforce on November 14, 2022. We may be unable to increase our revenue, raise additional funds, or enter into such other agreements or arrangements when needed on favorable terms, or at all. Despite our recent restructuring, if we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, further scale back or discontinue the development and commercialization of more of our product candidates and other strategic initiatives. We are also subject to various covenants related to the Perceptive Credit Facility, and given the substantial doubt about our ability to continue as a going concern, there is a risk that we may not meet our covenants in the future. As of September 30, 2022 and December 31, 2021, we met our covenants, however we concluded that the above circumstances raise substantial doubt about our ability to continue as a going concern. See Note 7 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
Cash and Cash Equivalents
As of September 30, 2022, we had $59.7 million of cash and cash equivalents. Our future capital requirements may vary from those currently planned and will depend on various factors, including the timing and extent of R&D spending and spending on other strategic business initiatives, including expanding our commercial operations.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 36

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
Debt Financing and Covenants
Borrowings under our secured Perceptive Credit Facility were $30.0 million as of September 30, 2022 and December 31, 2021; these borrowings were used to extinguish the former SVB Term Loan and for general business purposes. The Perceptive Credit Facility matures in June 2025. We are required to pay a variable rate of interest based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of September 30, 2022, the annual interest rate was 13.6%. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025.
The Perceptive Credit Facility is secured by substantially all of the assets of the Company, including our intellectual property. The Perceptive Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5.0 million in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with
Pear Therapeutics, Inc. | Form 10-Q |Page 37

the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts that range from $5.8 million for the fiscal quarter ending March 31, 2022, to $125.0 million for the fiscal quarter ending March 31, 2025. For the quarter ending December 31, 2022, the trailing 12-month period revenue requirement is $18 million. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was in compliance with the covenants under the Perceptive Credit Agreement as of September 30, 2022.
See Note 7 in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information. In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or debt securities.
As of September 30, 2022 and December 31, 2021, we had $0.4 million in a letter of credit outstanding in connection with our leased property in San Francisco, California.
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
On June 17, 2021, and as amended on August 3, 2021, we entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9.3 million payable over three years, we have paid $3.0 million and the remaining $6.3 million is due in quarterly installments starting on October 1, 2022 continuing through September 30, 2024.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 38

Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(89,615)	$(69,199)
Net cash (used in) provided by investing activities	(21,387)	4,636
Net cash provided by financing activities	1,194	16,101
Net decrease in cash, cash equivalents, and restricted cash	$(109,808)	$(48,462)
Operating Activities
Net cash used in operating activities was $89.6 million for the nine months ended September 30, 2022. Net cash used in operating activities consists of a net loss of $49.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of earn-out liabilities of $41.0 million, the change in fair value of warrant liabilities of $6.1 million, and net increases in operating assets and liabilities (working capital) of $7.2 million, partially offset by stock-based compensation of $9.9 million,
Net cash used in operating activities was $69.2 million for the nine months ended September 30, 2021. Net cash used in operating activities consists of a net loss of $83.9 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments that offset the net loss for the period primarily include the change in fair value of Legacy Pear warrants of $7.3 million, a loss on the issuance of convertible preferred stock of Legacy Pear of $2.1 million, and stock-based compensation expense of $2.0 million.
Investing Activities
Net cash used in investing activities was $21.4 million for the nine months ended September 30, 2022, and related primarily to the purchase of investments of $66.0 million offset by proceeds from the maturity and sale of investments of $47.0 million.
Net cash provided by investing activities was $4.6 million for the nine months ended September 30, 2021, and related primarily to maturities and sales of investments of $15.0 million offset by purchases of investments of $8.0 million.
Financing Activities
Through September 30, 2022, Pear has financed its operations primarily through the Business Combination, the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, payments received from product sales, and borrowings under various credit facilities.
Net cash provided by financing activities was $1.2 million for the three and nine months ended September 30, 2022, and related to proceeds from the exercise of stock options.
Net cash provided by financing activities was $16.1 million for the nine months ended September 30, 2021, and related to net proceeds from the issuance of Legacy Pear Series D convertible preferred stock of $19.9 million and proceeds of $0.8 million from the exercise of stock options, partially offset by the payment of deferred offering costs of $4.6 million.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 39

Recent Accounting Pronouncements
Refer to the accompanying notes to consolidated financial statements as of and for the nine months ended September 30, 2022 and 2021, included in Part I, Item 1 of this Form 10-Q for more information regarding recently issued accounting pronouncements, the timing of their adoption, and its assessment, to the extent it has made one, of their potential impact on its financial condition and results of operations.
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
Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. We have determined that our most critical accounting policies are those relating to Legacy Pear convertible preferred and Legacy Pear common stock valuations, revenue recognition, valuation of earn-out liabilities, and stock-based compensation. There have been no significant changes to our existing critical accounting policies and significant accounting policies discussed in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
We are focused on designing and implementing effective internal controls and measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the material weaknesses. In order to remediate these material weaknesses, we have taken and plan to take the following actions:
▪the hiring and continued hiring of additional accounting staff with public company experience with the required skills; including a VP, Corporate Controller, and staff with adequate US GAAP and SEC reporting
Pear Therapeutics, Inc. | Form 10-Q |Page 40

experience to address complex US GAAP technical accounting issues and to prepare and review the financial statements and related disclosures in accordance with US GAAP and SEC financial reporting requirements,
▪implemented a new enterprise resource planning system to replace the prior general ledger package,
▪implementation of the maintenance of adequate information systems controls, including access and change management controls,
▪implemented new internal controls and procedures for the purpose of addressing the standards and requirements applicable to public companies, including additional review controls and processes requiring timely account reconciliation and analyses of certain transactions and accounts,
▪implemented an integrated, collaborative cloud-based audit platform application, and
▪hired a national accounting firm to assist in the design and implementation of controls and remediation of control gaps.
These actions and planned actions are subject to ongoing evaluation by management and will require testing and validation of the design and operating effectiveness of internal controls over financial reporting over future periods. We are committed to the continuous improvement of our internal control over financial reporting and will continue to review the internal controls over financial reporting.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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
Except for the remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pear Therapeutics, Inc. | Form 10-Q |Page 41

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

Pear Therapeutics, Inc. | Form 10-Q |Page 42

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
Pear Therapeutics, Inc. | Form 10-Q |Page 43

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
• We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring activities.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 44

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
Pear Therapeutics, Inc. | Form 10-Q |Page 45

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
Pear Therapeutics, Inc. | Form 10-Q |Page 46

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
Pear Therapeutics, Inc. | Form 10-Q |Page 47

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
Pear Therapeutics, Inc. | Form 10-Q |Page 48

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
Pear Therapeutics, Inc. | Form 10-Q |Page 49

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
Pear Therapeutics, Inc. | Form 10-Q |Page 50

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
Pear Therapeutics, Inc. | Form 10-Q |Page 51

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
Pear Therapeutics, Inc. | Form 10-Q |Page 52

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
Pear Therapeutics, Inc. | Form 10-Q |Page 53

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
Pear Therapeutics, Inc. | Form 10-Q |Page 54

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
Pear Therapeutics, Inc. | Form 10-Q |Page 55

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
We have consumed substantial amounts of capital to date, and we expect to incur net losses over the next several years as we continue to develop our business, market our products, and make investments in our human capital in order to grow our business. We expect to continue to spend substantial amounts to complete our currently planned clinical trials and future clinical trials, to achieve and maintain market acceptance by physicians and patients, expand our marketing channels and operations, grow our US commercial sales force, grow and enhance our platform offering of products, and make the necessary investments in human capital to scale our business. Other unanticipated costs may arise in the course of our development efforts. If we are able to gain marketing clearance, authorization, or approval for additional product candidates, we will require significant additional amounts of funding in order to launch and commercialize such additional product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and may need substantial additional funding in the future to complete the development and commercialization of our existing and any future product candidates. Our future need for additional funding depends on many factors, including:
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
Pear Therapeutics, Inc. | Form 10-Q |Page 56

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
As of September 30, 2022, we had cash and cash equivalents totaling $59.7 million, and there is substantial doubt about our ability to continue as a growing concern. We do not currently have any commitments for future funding or additional capital. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back, or discontinue the development or commercialization of our products or future product candidates or other research and development initiatives or commercial activities. We may need to seek collaborators for our products and any future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our products and any future product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves. Any of the above events could significantly harm our business, prospects, financial condition, and results of operations and cause the price of our common stock to decline.
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
We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring activities.
On July 25, 2022 and November 14, 2022, we restructured our operations to narrow our near-term business focus and reduce our workforce by approximately 9% and 22%, respectively, due to the ongoing macroeconomic environment. Our restructuring includes external and internal cost reductions in almost all areas of our business. We focused and will continue to focus cost reductions on pipeline candidates, discovery programs, business development, and our dual platform in order to prioritize certain commercial efforts. The reductions in workforce decreased overall headcount by a total of approximately 84 employees.
We believe these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals, including our current focus on commercial efforts. However, these expense
Pear Therapeutics, Inc. | Form 10-Q |Page 57

reduction measures have and may continue to yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in workforce, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition. See Note 15, “Restructuring Charges” in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Form 10-Q and the “Restructuring and Reductions in Workforce” within Item 2 for further discussion of our current restructuring activities and future anticipated cost savings.
We have a history of significant losses, anticipate increasing expenses in the future, and may not be able to achieve or maintain profitability.
We have incurred significant net losses since our inception. We incurred net losses of $49.1 million and $83.9 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $297.1 million. We expect to incur significant losses and negative cash flow from operations for the foreseeable future. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payor coverage, develop and retain an effective sales force, and more broadly our workforce, achieve market acceptance of PDTs among physicians, patients and third-party payors, and in the future when adequate capital is available, to expand the use of PDTs to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts to increase adoption of our FDA approval we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize our three existing products. We intend to continue to make targeted investments in building our US commercial infrastructure.
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
To date, we have financed our operations principally from the closing of the Business Combination with THMA, the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, and proceeds from borrowings under a credit facility. Historically the revenue from product sales and collaboration agreements have not covered the full cost of our operations. Our cash flow from operations was negative for the nine months ended September 30, 2022 and 2021. We may not generate positive cash flow from operations or achieve profitability for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our current business and future prospects. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
Given our limited operating history, our ability to achieve revenues sufficient to cover our operating costs may not be achieved. If we are not able to scale and grow the business to achieve significant product sales, it would
Pear Therapeutics, Inc. | Form 10-Q |Page 58

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
As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, the Perceptive Credit Facility requires us to comply with a minimum consolidated revenue covenant (measured on a trailing twelve-month basis) and maintain a minimum aggregate cash balance of $5.0 million in one or more accounts pledged to our lenders. The operating and financial restrictions and covenants in the Perceptive Credit Facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities, or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. For example, in the past we have received waivers with respect to certain financial covenants in our credit agreement. In addition, on March 25, 2022, we amended the Perceptive Credit Facility to adjust certain covenants under the agreement. The amendment included reducing the required minimum trailing 12-month revenue for the fiscal quarter ending March 31, 2022, through the fiscal quarter ending March 31, 2025. We are in compliance with the covenants for the three months ended September 30, 2022. For the quarter ending December 31, 2022, the trailing 12-month period revenue requirement is $18.0 million. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 59

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
Pear Therapeutics, Inc. | Form 10-Q |Page 60

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
Pear Therapeutics, Inc. | Form 10-Q |Page 61

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
Pear Therapeutics, Inc. | Form 10-Q |Page 62

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
Pear Therapeutics, Inc. | Form 10-Q |Page 63

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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world is expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the US. For instance, following Russia’s invasion of Ukraine in February 2022, the US government has levied sanctions against Russia, and Russia has responded by issuing a decree that removes protections for some patent holders who are registered in unfriendly countries, including the US. Accordingly, the USPTO has terminated its engagement with officials from intellectual property agencies in Russia. This reaction from a globally significant nation sets an unwieldy precedent, wherein other countries may now be expected to respond to political sanctions by extinguishing the intellectual property rights of those it deems “unfriendly.” Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the US where we have issued patents, or from selling or importing products made using our inventions in other jurisdictions. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we do not have patent protection or where we have patent protection but where enforcement is not as strong as that in the US. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competition.
Pear Therapeutics, Inc. | Form 10-Q |Page 64

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
Pear Therapeutics, Inc. | Form 10-Q |Page 65

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
Pear Therapeutics, Inc. | Form 10-Q |Page 66

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
We have received various forms of grant funding from the National Institute on Drug Abuse (NIDA) to support the clinical and commercial development activities of reSET and reSET-O in substance use disorder and opioid use disorder, respectively. To fund a portion of our future research initiatives and development programs, we may apply for additional grant funding from NIDA or other governmental agencies. However, funding by these governmental agencies may be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot be certain that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our products and research initiatives.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 67

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
Pear Therapeutics, Inc. | Form 10-Q |Page 68

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
Pear Therapeutics, Inc. | Form 10-Q |Page 69

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
Pear Therapeutics, Inc. | Form 10-Q |Page 70

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
Pear Therapeutics, Inc. | Form 10-Q |Page 71

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
Pear Therapeutics, Inc. | Form 10-Q |Page 72

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
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws may involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or
Pear Therapeutics, Inc. | Form 10-Q |Page 73

unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our ability to operate our business and our results of operations.
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
Our business exposes us to potential product liability claims that are inherent in the design, manufacture, testing and sale of medical devices. We could become the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition, injury or death to patients. In addition, physicians may misuse our products with their patients if they are not adequately trained, potentially leading to injury and an increased risk of product liability. The misuse of our products, or the failure of physicians or patients to adhere to operating guidelines, could cause significant harm to patients, including death, which could result in product liability claims. Product liability lawsuits and claims, safety alerts or product recalls, with or without merit, could cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business, harm our reputation and materially and adversely affect our ability to attract and retain patients, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 74

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
Pear Therapeutics, Inc. | Form 10-Q |Page 75

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
Pear Therapeutics, Inc. | Form 10-Q |Page 76

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
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization, or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the US, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, and has been amended several times. Further, a new California privacy law, the California Privacy Rights Act (“CPRA”), was passed by California voters on November 3, 2020, and in March 2021, Virginia passed a new privacy law, the Consumer Data Protection Act (“VCDPA”), similar to the CPRA. The CPRA will create additional obligations with respect to processing and storing personal information and the VCDPA is scheduled to take effect on January 1, 2023 (with certain provisions of the CPRA having retroactive effect to January 1, 2022). In addition New York’s Stop Hacks and Improve Electronic Data Security Act (“SHIELD Act”), requires any person or business owning or licensing computerized data that includes the private information of a resident of New York to implement and maintain reasonable safeguards to protect the security, confidentiality, and integrity of the private information. Other US states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA, VCDPA or other such future laws, regulations and standards may have on our business.
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
Further, our patients may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 77

Security breaches, ransomware attacks and other disruptions to our information technology structure could compromise our information, disrupt our business, and expose us to significant liability, which would cause our business and reputation to suffer and we may be unable to maintain and scale our technology.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 78

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
Pear Therapeutics, Inc. | Form 10-Q |Page 79

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
Pear Therapeutics, Inc. | Form 10-Q |Page 80

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
Pear Therapeutics, Inc. | Form 10-Q |Page 81

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
Pear Therapeutics, Inc. | Form 10-Q |Page 82

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
Pear Therapeutics, Inc. | Form 10-Q |Page 83

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
Pear Therapeutics, Inc. | Form 10-Q |Page 84

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
Pear Therapeutics, Inc. | Form 10-Q |Page 85

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
Pear Therapeutics, Inc. | Form 10-Q |Page 86

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
We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. For example, we hired additional personnel in our finance group, including a Vice President,
Pear Therapeutics, Inc. | Form 10-Q |Page 87

Corporate Controller and staff with adequate US GAAP and SEC reporting experience to address complex US GAAP technical accounting issues and to prepare and review the financial statements and related disclosures in accordance with US GAAP and SEC reporting requirements. In addition, we implemented a new enterprise resource planning system to replace the former general ledger package. Any failure to develop or maintain effective controls or any difficulties encountered as a result of the implementation or improvements could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could materially and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.
The material weaknesses remain unremediated as of December 31, 2021 and September 30, 2022.
As a former shell company, we will face certain disadvantages relative to companies that pursue a traditional initial public offering.
THMA was a special purpose acquisition company, or SPAC, a form of shell company under the rules of the SEC. Shell companies are more highly regulated than non-shell operating companies and face significant additional restrictions on their activities under federal securities laws. As a result of the Business Combination, we ceased to be a shell company. However, companies that were formerly shell companies continue to face disadvantages under SEC rules, including (a) the inability to use Form S-3 until at least one year after the filing of information equivalent to that required by Form 10 after ceasing to be a shell company, (b) the inability to qualify as a “well-known seasoned issuer” and file automatically effective registration statements for three years after ceasing to be a shell company, (c) the inability to “incorporate by reference” information in certain registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”) for a period of three years after ceasing to be a shell company, (d) the inability to use most free writing prospectuses until at least three years after a qualifying business combination, (e) the inability to use Form S-8 to register shares issuable in connection with certain compensatory plans and arrangements until 60 days after the filing of information equivalent to that required by Form 10, (f) the inability of stockholders to rely on Rule 144 for resales of securities until at least one year after the filing of information equivalent to that required by Form 10 and the provision of current public information, and (g) exclusion from certain safe harbors for offering-related communications under the Securities Act for three years after ceasing to be a shell company, including for research reports and certain communications in connection with business combinations. We expect that these disadvantages will make it more challenging and expensive, and create greater risks and delays, for both us and our stockholders to offer securities. These challenges may make our securities less attractive than those of companies that are not former shell companies and may raise our relative cost of capital.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 88

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
There is also a risk that regulatory changes, such as suspensions on the use of NOL or other unforeseen reasons, may result in our existing NOL carryforwards expiring or otherwise becoming unavailable to offset future taxable income. For these reasons, we may not be able to utilize all or a material portion of our NOL carryforwards and other tax attributes, even if we attain profitability. For example, a temporary suspension of the use of certain net operating losses and tax credits has been enacted in California and Illinois. Other states may enact suspensions as well. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs. This could materially and adversely affect our results of operations.
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
As of September 30, 2022, we had Warrants to purchase an aggregate of 14,213,267 shares of our Class A common stock outstanding, comprising 9,199,934 Public Warrants sold as part of the units in the closing of the initial public offering of THMA, which closed on February 4, 2021 (the “Initial Public Offering”), and 5,013,333 Private Placement
Pear Therapeutics, Inc. | Form 10-Q |Page 89

Warrants issued to LJ10 LLC, a Delaware limited liability company (the “Sponsor”) in a private placement simultaneously with the Initial Public Offering. These Warrants are exercisable at any time through December 4, 2026. The likelihood that the Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants. The exercise price of these Warrants is $11.50 per share.
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
Pear Therapeutics, Inc. | Form 10-Q |Page 90

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
Pear Therapeutics, Inc. | Form 10-Q |Page 91

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
Pear Therapeutics, Inc. | Form 10-Q |Page 92

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
Pear Therapeutics, Inc. | Form 10-Q |Page 93

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
Pear Therapeutics, Inc. | Form 10-Q |Page 94

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
Pear Therapeutics, Inc. | Form 10-Q |Page 95

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
Pear Therapeutics, Inc. | Form 10-Q |Page 96

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
Pear Therapeutics, Inc. | Form 10-Q |Page 97

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAR THERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Corey M. McCann
		Name:	Dr. Corey M. McCann
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Christopher D.T. Guiffre
		Name:	Christopher D.T. Guiffre
		Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer)

Date: November 14, 2022	By:	/s/ Ellen E. Snow
		Name:	Ellen E. Snow
		Title:	Vice President, Corporate Controller
(Principal Accounting Officer)

Pear Therapeutics, Inc. | Form 10-Q |Page 98