Form 10-K
period 2022-12-31
Pear Therapeutics, Inc.
filed 2023-03-31
CIK 1835567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒ The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $126.8 million, computed by reference to the closing sale price of the Class A common stock as reported by the Nasdaq Capital Market on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter. The Company has no non-voting common shares.
The number of shares of the registrant’s Class A common stock outstanding as of March 30, 2023 was 142,739,169.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be provided in Part III of this Annual Report on Form 10-K will be provided by a Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission on or before May 1, 2023.

Pear Therapeutics, Inc.
Form 10-K
For the Year Ended December 31, 2022

References throughout this Form 10-K to “we,” “us,” the “Company,” “Pear,” or “our company” are to Pear Therapeutics, Inc. and its consolidated subsidiaries, and “Legacy Pear” refers to Pear Therapeutics (US), Inc. and its consolidated subsidiary prior to the business combination that we consummated with Thimble Point Acquisition Corp. on December 3, 2021, unless otherwise noted or the context otherwise indicates.
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

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 1

CAUTIONARY STATEMENT
In February 2023, we initiated a process to explore a range of strategic alternatives to maximize shareholder value. The Company has engaged MTS Health Partners, L.P. to act as the Company’s exclusive investment banker to assist in evaluating potential alternatives. Potential strategic alternatives that may be evaluated include a sale or merger of the Company, the sale of all or a portion of the Company’s assets and/or intellectual property, or securing additional financing or partnerships that would enable further development of our programs. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to increased stockholder value. If the strategic process is unsuccessful, our Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection. In the event of such liquidation, bankruptcy case, or other wind-down event, holders of our securities will likely suffer a total loss of their investment.
As of the date of this filing, Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”) has alleged that certain defaults or events of default have occurred and are continuing under the terms of our secured Amended and Restated Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, (“Perceptive Credit Facility”). Perceptive has not delivered any formal notice of Default or Event of Default. To the extent that any such allegations are valid, Perceptive would have certain rights and remedies under the Perceptive Credit Facility. The Company disputes the allegations and is in discussions with Perceptive to resolve this dispute and otherwise to address the Company’s obligations under the Perceptive Credit Facility. There can be no assurances that such discussions will result in any resolution, and any resolution, or the lack of any resolution, may result in Perceptive exercising remedies under the Perceptive Credit Facility.
Pear Therapeutics, Inc. cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. The risks described under the heading “Risk Factors” are not exhaustive. Forward-looking statements can also be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors.” New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Such forward-looking statements involve various risks and uncertainties that could cause actual outcomes or results to differ materially from those indicated in these statements. Forward-looking statements in this Form 10-K include, but are not limited to, statements about:
▪plans and expectations for the outcome of strategic alternatives, expectations regarding our strategic alternative review process, and the timing and success of such process regarding a potential transaction;
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 2

▪beliefs about our available options and financial condition;
▪our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;
▪ expectations that our cash will be sufficient to fund our operating expenses into the future;
▪estimates for our expenses and capital requirements; and
▪our expectations regarding our ability to maintain the listing of our common stock on the National Association of Securities Dealers Automated Quotations (“Nasdaq”) Capital Market.
All of our forward-looking statements are as of the date of this Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission (the “SEC”), could materially and adversely affect our business, prospects, financial condition, and results of operations. Therefore, you should not place undue reliance on forward-looking statements. Any public statements or disclosures by us following this Form 10-K that modify or impact any of the forward-looking statements contained in this Form 10-K will be deemed to modify or supersede such statements in this Form 10-K.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events, or otherwise.

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 3

PART I
BASIS OF PRESENTATION
References throughout this Form 10-K to “we,” “us,” the “Company,” “Pear” or “our company” are to Pear Therapeutics, Inc. (formerly known as Thimble Point Acquisition Corp.), and “Legacy Pear” refers to Pear Therapeutics (US), Inc. prior to the Business Combination, unless otherwise noted or the context otherwise indicates.
On December 3, 2021 (the “Closing”), we consummated a business combination, (the “Business Combination”), pursuant to the terms of the business combination agreement (“Business Combination Agreement”), dated June 21, 2021, by and among the Company (formerly known as Thimble Point Acquisition Corp., or “THMA”), Pear Therapeutics (US), Inc., a Delaware corporation incorporated on August 14, 2013 (“Pear US”) (formerly known as Pear Therapeutics, Inc.) and Oz Merger Sub, Inc., pursuant to which Oz Merger Sub., Inc. (a Delaware corporation and wholly-owned subsidiary of THMA, or “Merger Sub”) merged with and into Pear US, with Pear US surviving as our wholly owned subsidiary. Upon the closing of the Business Combination, THMA changed its name to Pear Therapeutics, Inc. (“Pear” or the “Company”).
Pursuant to the terms of the Business Combination Agreement, each share of Legacy Pear common stock, par value $0.0001 per share (“Legacy Pear Common Shares”) issued and outstanding immediately prior to the Closing, after giving effect to the conversion of all issued and outstanding shares of Legacy Pear preferred stock, par value $0.0001 per share (“Legacy Pear Preferred Shares”) to Legacy Pear Common Shares, were canceled and converted into the right to receive a number of shares of Class A common stock, par value $0.0001 per share of the Company (“Class A common stock”) equal to the number of shares of Legacy Pear Common Shares multiplied by the exchange ratio of approximately 1.47. In addition, all outstanding equity awards of Legacy Pear were converted into equity awards with the option to purchase Class A common stock with the same terms and conditions adjusted by the exchange ratio of approximately 1.47.

Legacy Pear is deemed the accounting predecessor and the post-company successor SEC registrant, which means Legacy Pear financial statements for previous periods are disclosed in this Form 10-K. Future period reports filed with the SEC will include Pear Therapeutics, Inc. and its subsidiaries.

See Note 3, Business Combination, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 4

ITEM 1. BUSINESS
Overview
We have initiated a process to explore a range of strategic alternatives to maximize shareholder value and have engaged professional advisors. The Company has engaged MTS Health Partners, L.P. (“MTS”) to act as the Company’s exclusive investment bank to assist in evaluating potential alternatives. Potential strategic alternatives that may be evaluated include a sale or merger of the Company, the sale of all or a portion of the Company’s assets and/or intellectual property, or securing additional financing or partnerships that would enable further development of our programs. There is no set timetable for this process, and there can be no assurance that this strategic review process will result in our pursuit of any transaction or that any transaction, if pursued, will be completed. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, or lead to increased stockholder value. If the strategic process is unsuccessful, our Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection. In the event of such liquidation, bankruptcy case, or other wind-down event, holders of our securities will likely suffer a total loss of their investment.
Pear is a commercial-stage healthcare company pioneering a new class of software-based medicines, sometimes referred to as Prescription Digital Therapeutics (“PDTs”), which use software to treat diseases directly. Our vision is to advance healthcare through the widespread use of PDTs and to be the one-stop shop for PDTs offered by Pear and other organizations that may choose to make their products available to patients, providers, and payors via our commercial platform, known as PearConnect™.
Recent global trends are converging to highlight a significant unmet need for new and innovative disease treatment solutions. We believe that our software-based, data-driven solutions are well suited to satisfy this growing unmet need for the treatment of diseases, including addiction and insomnia. We believe that PDTs have the potential to become a cornerstone of the emerging digital health ecosystem and that PDTs are a transformative new generation of therapeutics.
Pear is one of the category creators and leaders of the PDT industry, as evidenced by being the first company to receive market authorization from the US Food and Drug Administration (“FDA”) for a PDT. Our marketed PDTs, reSET, reSET-O, and Somryst, were among the first three PDTs authorized by FDA and address psychiatric indications, an area with significant unmet needs. While we continue supporting Somryst, our primary focus is fully commercializing reSET and reSET-O.
Two of Pear’s FDA-authorized PDTs, reSET and reSET-O, treat addiction, which currently affects nearly 46 million people in the United States (“US”).
Pear’s first product, reSET, is indicated for the treatment of substance use disorder (“SUD”) as a monotherapy. To combat SUD, reSET works to enhance patient abstinence, improve patient treatment retention relative to human intervention-based alternatives, and extends clinicians’ reach outside of scheduled office visits. reSET’s mechanisms of action seek to directly modify addiction-related neurocircuitry and induce dopamine in the brain, a process with the potential to repair dysfunctional neurophysiology.
Pear’s second product, reSET-O, is the first PDT to receive FDA Breakthrough Designation, and is FDA-authorized for the treatment of opioid use disorder (“OUD”) in combination with buprenorphine. Approximately 5.6 million Americans suffer from OUD annually in the US, and more than 100,000 Americans die annually from an opioid overdose. To combat OUD, reSET-O works alongside buprenorphine to reduce dependence on opioids and, similar to reSET, to improve patient treatment adherence and extend clinicians’ reach outside of scheduled office visits.
Our third product, Somryst, is indicated for the treatment of chronic insomnia. The Company has deprioritized commercialization efforts regarding Somryst while focusing available resources on the commercialization of reSET and reSET-O. During the year ended December 31, 2022, we determined the acquired technology used in our Somryst product that was previously capitalized in intangible assets was impaired and recorded an impairment
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 5

expense of $0.8 million, which is included in cost of revenue in the Company's consolidated statement of operations.
We believe that PDTs have the potential to directly treat a breadth of additional diseases beyond our initial products for the treatment of addiction and insomnia, including the diseases listed in the graphic below. To capitalize on this potential, Pear has developed a robust pipeline of PDTs for a variety of additional indications across psychiatry, neurology, and other therapeutic areas. In July 2022, however, we paused investment in our pipeline candidates to focus investment on our commercial products. We believe our pipeline could provide significant long-term value for patients, providers, payors, and our shareholders if we are able to obtain additional funding or complete a strategic alternative. Due to the worsening macroeconomic environment and the longer-term outlook, in the year ended December 31, 2022, we wrote off $2.1 million of intangible assets related to acquired technology in connection with our pipeline products. We intend to restart investment in our pipeline if we are able to consummate a strategic alternative and if funds become available.
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
Similar to pharmaceuticals, novel PDTs undergo rigorous clinical development via clinical trials designed to seek FDA authorization to safely and effectively treat disease. Similar to wellness apps, PDTs utilize digital technology to directly interface with patients. PDTs are designed to expand access and convenience for patients, improve reach for clinicians, and reduce cost for payors by reducing and/or augmenting human intervention, providing for more efficient care, and by ideally improving clinical outcomes.
Currently, we believe the medical community is embracing the integration of software into the navigation and delivery of care. We believe payors are increasingly recognizing the near- and long-term cost benefits of using software for the treatment of diseases. The pervasiveness of technology and growth of telehealth allows for virtual access that was not previously available. Pear is defining and expanding the opportunities in this market due to factors which include, but are not limited to:
•being the first mover and leader in the PDT space, defining the industry via the first three FDA-authorized products;
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 6

•having products in major markets, with reSET and reSET-O for the treatment of addiction, and Somryst for the treatment of chronic insomnia, with the potential to address, in the aggregate, more than 50 million US patients and more than 850 million patients worldwide;
•the potential ability to implement scalable end-to-end platforms (PearCreate and PearConnect) that are designed to discover, develop, and deliver PDTs to patients, creating the horizontal infrastructure to enable our PDTs, and potentially those of other companies, to come to market and be delivered to patients;
•having the potential to integrate into care delivery and payor infrastructure with virtuous network effects and modularity, facilitating speed and scale in PDT deployment; and
•demonstrating adoption by patients, clinicians, and payors, which could be leveraged across various future opportunities.
Products and Pipeline
Products
PDTs are software applications authorized by FDA that are intended to treat disease. PDTs are designed to be prescribed by clinicians, reimbursed by third-party payors, and used by patients to improve clinical outcomes as part of a patient’s care, similar to FDA approved medications and medical devices. PDTs are authorized to deliver evidence-based mechanisms-of-action, such as cognitive behavioral therapy, contingency management, and exposure therapy, that the patient engages with on their mobile device and may be used alone or in combination with medications. The value of Pear’s FDA-authorized PDTs is supported by evidence demonstrating safety and clinical effectiveness in randomized control trials, collected data on PDT usage and clinical outcomes in real-world data, and health economic value.
We believe PDTs can be utilized in the treatment of a wide variety of diseases. Pear’s first three FDA-authorized products address behavioral health indications:
•reSET is authorized in the US and Singapore for the treatment of substance use disorder related to alcohol, cannabis, cocaine, and stimulants (such as methamphetamine).
•reSET-O is authorized in the US for use in combination with buprenorphine in the US for the treatment of opioid use disorder.
•Somryst is FDA-authorized in the US for treatment of chronic insomnia.
The Company has deprioritized commercialization efforts regarding Somryst while focusing available resources on the commercialization of reSET and reSET-O. During the year ended December 31, 2022, we determined the acquired technology previously capitalized in intangible assets and used in our Somryst product offering was impaired and recorded an impairment expense of $0.8 million, which is included in cost of revenue in the Company's consolidated statement of operations.
For the year ended December 31, 2022, the majority of our revenue was generated through Access Agreements, and three customers: a state government agency, a state department, and a state, representing 18%, 14%, and 11%, respectively, of total revenue. Additionally, all of our subscription, support, and professional services revenue, which represented 11% of total revenue, came from one customer, the Medicaid program of a state government. For the year ended December 31, 2021, the majority of our revenue was generated through bulk purchases from three customers: a state government, state department and a state agency, representing 34%, 23%, and 10%, respectively, of total revenue.

As of December 31, 2022, four customers: a state government, a state department, and two state agencies, representing 33%, 21%, 20%, and 11%, respectively, of accounts receivable. As of December 31, 2021, two customers, a department of a state and the Medicaid program of a state government, represented 33% and 32% of accounts receivable, respectively.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 7

Pipeline
In July 2022, we paused investment in our pipeline to focus investment in our commercial products. We believe our pipeline could provide significant long-term value for patients, providers, payers, and our shareholders if sufficient funding were available. In addition, we would need to increase revenues, and the macroeconomic environment would need to improve before further investments in the pipeline could be made. We continue to market reSET and reSET-O and support Somryst. In the fourth quarter 2022, we recorded an impairment in our intangibles assets of $2.1 million related to certain acquired technology for Pear-015, our depression product candidate, that was capitalized during the year ended December 31, 2021 sometimes referred to as our Waypoint asset.
Our pipeline consists of product candidates in psychiatry, neurology, and outside of central nervous system therapeutic areas PDT product candidate development is conducted in humans. There are no in vivo animal or in vitro pre-clinical or non-clinical studies. This reduces the translational risk of going from animals to humans that many biotechnology and typical pharmaceutical companies encounter.
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
Pre-commercial development at Pear is segregated into three stages: Discovery, POC, and Pivotal. Pear refers to the stage before clinical development as Discovery. Discovery is the concept stage, in which the product candidate, its mechanism(s) of action, and target patient population(s) are defined, technical capabilities and prototypes are built, and then the candidate concept is rapidly tested in iterative evaluations. Some Discovery stage programs are focused on a specific indication, and others are focused on a disease area that may be refined based on further research. POC is the early clinical development stage, in which the product candidate is being tested in human clinical trials designed to prove that the candidate concept is worthy of advancement to the Pivotal stage. POC stage activities are related to technical work, study design, planning, other operational clinical trial activities, and statistical analysis. Pivotal is the registrational phase, in which the product candidate is tested in a randomized controlled trial designed to support market authorization from a regulatory authority such as FDA. Pivotal stage activities are related to technical work, study design, planning, other operational clinical trial activities, and/or statistical analysis that are part of a regulatory submission. Commercial stage includes any products which have received market authorization from FDA.
Pear has historically licensed content suitable for the development of PDTs that third parties have initially developed. These parties, or content partners, are primarily academics or academic institutions, and Pear’s current partners are listed in the table below.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 8

At present, other than immaterial investments, we have paused all development activities in our pipeline product candidates unless and until we consummate a strategic alternative. Below is a summary of our products, product candidates, and partners:

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

As reflected above, Pear has licensed or otherwise acquired rights in content suitable for the development of PDTs from a variety of content partners. For further information concerning content collaborations, see the section below entitled “License Agreements.”
Our agreement involving the University of Virginia relates to our license agreement with BeHealth Solutions, LLC and the relationship between Pear and the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures.
Our license with Red 5 Group LLC relates to our content collaboration involving a researcher employed by Dartmouth College.
Pear licenses certain content related to the treatment of irritable bowel syndrome (“IBS”) developed by individual researchers employed by the Karolinska Institute who founded a company called Hedman-Lagerlöf Och Ljótsson Psykologi AB (“NCAB”) and assigned intellectual property rights in and to the IBS-related content to NCAB. Under Pear’s license agreement with NCAB, entered into on December 14, 2019, Pear was granted an exclusive license in the US and a non-exclusive license throughout the rest of the world to develop and commercialize digital therapeutic products incorporating NCAB’s IBS-related content, in exchange for an upfront payment in the mid-five figures, one-time milestone payments in low-six figures upon delivery to Pear of updated IBS-related content and upon first FDA approval of such a therapeutic product, and a royalty percentage in the low-single digits on net sales of such therapeutic products.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 9

Pear licenses contain content related to the treatment of stress disorders from the University of Southern California (“USC”). Under the Technology License and Distribution Agreement entered into with USC on January 11, 2016, Pear was granted worldwide exclusive rights to develop drug/software combination products incorporating that content to treat disorders, illness, or trauma, in addition to certain worldwide non-exclusive rights. Pear initially paid USC an upfront fee in the low-five figures and agreed to pay a royalty percentage in the low-to-mid single digits on net sales of licensed products, an annual license fee (creditable against royalty payment obligations in the same year) increasing in amount from the low-six figures in 2018 to the low-seven figures in 2021, and regulatory and commercialization milestone payments that, in the aggregate, could reach a total in the low-seven figures. On February 11, 2019, Pear notified USC of its election no longer to pay the annual license fee, thus converting the exclusive license granted by USC to a non-exclusive license.
Pear licenses certain content related to the treatment of mental health conditions, including anxiety and depression from Instituto Auxologico Italiano (“IAI”). Under a software license agreement dated March 23, 2015, IAI granted Pear worldwide exclusive rights to develop drug/software combination products incorporating that content, in addition to certain worldwide non-exclusive rights. Pear agreed to pay IAI a royalty percentage in the low-to-mid single digits on net sales of licensed products, subject to an annual minimum revenue threshold in the low-six figures beginning in the fifth year of the license to maintain exclusivity; as this threshold was not met, Pear’s license from IAI is now non-exclusive. Pear has obtained additional software, documentation, and other intellectual property rights relating to the therapeutic treatment of depression from Waypoint Health Innovations, LLC (“Waypoint”) under an Assignment Agreement and Intellectual Property License Agreement dated November 30, 2021 (collectively, the “Waypoint Agreement”). Under the Waypoint Agreement, Pear acquired all rights related to a CBT-based depression app and a license to all intellectual property rights owned or controlled by Waypoint relating to the app. Pear agreed to pay an upfront payment, regulatory and commercial milestones, a royalty percentage in the low-single digits on net sales, and is required to make annual payments starting in the second half of 2022 through 2026 or until a commercial milestone payment is made under the agreement.
Pear licenses certain content related to the treatment of migraine headaches from Children’s Hospital Medical Center, d/b/a Cincinnati Children’s Hospital Medical Center (“CHMC”). Under a license agreement entered by the parties on December 17, 2019, CHMC granted a worldwide, non-exclusive license to Pear to develop and commercialize therapeutic products incorporating CHMC’s migraine-related content in exchange for an upfront payment in the mid-five figures and Pear’s agreement to pay CHMC one-time regulatory and commercial milestone payments that, in the aggregate, could reach a total in the mid-six figures, and a royalty percentage in low-single digits on net sales of such therapeutic products.
Under a services agreement dated January 9, 2020, with Apricity Health, LLC (“Apricity”), a company engaged in the business of creating digital health therapeutic solutions for improving cancer treatment, Pear has a right of first offer to negotiate terms of a license with Apricity to develop and commercialize each of the first two commercial products developed by Apricity.
Under an assignment agreement dated January 15, 2019, Pear acquired rights in certain assets primarily related to the treatment of acute and chronic pain from Firsthand Technology, Inc. (“Firsthand”) (the “Firsthand Agreement”). In exchange for acquiring those assets, Legacy Pear issued Legacy Pear Common Shares to Firsthand, agreed to pay an amount capped in the low-six figures to certain creditors of Firsthand, and agreed to pay a one-time milestone payment in the mid-six figures to Firsthand upon first commercial sale of an FDA-cleared Product (as defined in the Firsthand Agreement) and to pay a royalty percentage in the low-single digits on net sales of such Products. Other than the agreements with ISF, Red 5, and BeHealth, Pear does not consider any of the foregoing agreements to be material for purposes of Item 601(b)(10) of Regulation S-K.
Pear’s PDTs and its product candidates achieve their therapeutic potential by delivering evidence-based mechanisms-of-action, such as standard behavioral treatments. For example, reSET delivers an addiction-specific form of cognitive behavioral therapy called Community Reinforcement Approach (“CRA”), fluency training, and contingency management (“CM”). Somryst delivers a disease-specific intervention called Cognitive Behavioral Therapy for Insomnia (“CBTi”), the first-line treatment recommended for patients with chronic insomnia in the American College of Physicians and the American Academy of Sleep Medicine’s clinical guidelines for patients with chronic insomnia. Across Pear’s pipeline, the product candidates each deliver various forms of standardized and
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 10

disease-specific behavioral treatments such as cognitive behavioral therapy (“CBT”), behavioral activation (“BA”), exposure therapy, and/or cognitive restructuring. Product candidates that are intended to treat diseases with standard-of-care pharmacotherapy, such as schizophrenia, for example, would make recommendations on medication usage to support overall care.
Pear’s products and product candidates may be studied both in trials sponsored and conducted by Pear and trials that are conducted by non-Pear researchers in collaborative and investigator-initiated trials. In the fourth quarter of 2022 Pear completed a study involving gamification of reSET-O, which was an outpatient-based, randomized-controlled, open-label study conducted at two addiction treatment programs of a gamified-version of reSET-O. This trial was partially supported by a grant from the National Institute on Drug Abuse. The study objectives were (i) to evaluate participant engagement data [Time Frame: From Week 1 to Week 8 (End of Treatment)], and (ii) to evaluate the number of active sessions per week between PEAR-008 (gamified version) and reSET-O.
Pear completed enrollment of the DREAM Study in the third quarter of 2022 and Last Patient Last Visit (the date that the last subject completed the study) in the fourth quarter of 2022. The study objectives are (i) to measure the change in the Insomnia Severity Index (“ISI”) [Time Frame: From baseline to Day 63 (End of Treatment) and Days 243, 428, 610, and 793 (Follow-up)], and (ii) to measure the change in the ISI total score from baseline to end of treatment and follow-up. The ISI’s total score ranges from 0 (not clinically significant) to 28 (clinically significant). Long-term follow-up assessments are ongoing. If we do not receive additional funding in the future, we may not be able to complete this study and other studies.
Key Elements of Our Growth Strategy
Our immediate strategy is to continue our strategic process to explore strategic alternatives.
We have initiated a process to explore a range of strategic alternatives to maximize shareholder value and have engaged professional advisors, including an investment bank, to act as strategic advisors for this process. Potential strategic alternatives that may be evaluated include a sale or merger of the Company, the sale of all or a portion of the Company’s assets and/or intellectual property, or securing additional financing or partnerships that would enable further development of our programs. There can be no assurance that this strategic review process will result in our pursing any transaction or that any transaction, if pursed, will be completed. If the strategic process is unsuccessful, our Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection.
Our mission is to use software to treat disease directly and increase access to care for patients, including underserved constituents of the healthcare ecosystem. In the event our strategic process is successful and we obtain sufficient funding, we plan to accomplish this goal over time by:
•Focusing on selling reSET and reSET-O to states in the near term. Most of our 2022 revenue came from sales of our addiction products directly to states and state agencies. We generated additional revenue in 2022 from state Medicaid reimbursement for our addiction products. By focusing on the most mature aspect of our business model in the near-term, we intend to grow revenue while containing costs. We believe our pipeline and platforms provide optionality that will allow us to invest in significant long-term value-creation when our revenues and financing supports such investments.
•Capitalize on our leadership position in the PDT market. By obtaining FDA market authorization for the first three PDTs, we established ourselves as the leader and pioneer of a new category. With sufficient funding, we believe we could capitalize on our leadership position via horizontal scale.
•Establish reimbursement pathways and payment infrastructure. To date, we provide access to our three FDA-authorized products via listing on certain formularies, as a covered benefit, through bulk purchases, or by funding a study. Pear’s payor strategy focuses across all major payor channels, including Integrated Delivery Networks (“IDNs”), pharmacy benefit managers (“PBMs”), commercial payors, and government payors, including Medicaid and Medicare. Pear works with the payor channel to cover Pear’s products through both the pharmacy and medical benefit as well as adjudication through both pharmacy and medical operations.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 11

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
•Over time, subject to obtaining necessary funding, advancing PearConnect as a key commercial platform through which patients and clinicians access PDTs. We are pioneering new commercialization approaches for PDTs. Subject to obtaining sufficient funding, we aspire to connect other product candidates from third-party PDT companies onto PearConnect. This has the potential to create a PDT marketplace for the patients of other PDT manufacturers to access safe, effective, and secure digital therapeutics.
•Subject to obtaining necessary funding, restart our efforts to opportunistically license and acquire PDT product candidates and connect third-party PDT candidates. Subject to obtaining necessary funding, we intend to recommence our efforts to opportunistically pursue acquisitions and licensing opportunities to grow our developmental pipeline. Pear’s experience developing and guiding PDTs through the regulatory review process, as well as our scalable platforms, could provide a foundation on which Pear could potentially develop, host, and connect other PDTs from Pear as well as third parties.
Industry Trends Overview
Pear believes that major trends are converging to create a significant opportunity to treat disease with software, either alone or in combination with drugs, due to the following factors:
•The ongoing burden of chronic disease. Ninety percent of the $4.1 trillion in US annual healthcare expenditures are for people with chronic and mental health conditions.
•There is a pronounced shortage of clinicians. Across many disease areas there are tens of millions of patients with only a few thousand trained specialists who can provide treatment.
•There is rapid patient and clinician adoption of digital solutions for healthcare delivery, such as telemedicine. The number of people using telehealth has doubled from approximately 39% before the COVID-19 pandemic to nearly 80% post-quarantine.
•There is pervasive use of technology. Americans spend an average of 5.4 hours per day on their mobile phones. Connection to a therapeutic delivered digitally is convenient and available for most Americans. The data captured by this engagement could also drive deeper insights into disease states and the ability to personalize treatment.
We believe the trends described above have created a moment in time when technology-based approaches are essential to, and capable of, revolutionizing healthcare. We believe these trends have accelerated due to the COVID-19 pandemic, which resulted in fewer in-person visits and increased the adoption and use of technology and digital health experiences across consumers, clinicians, payors, and the broader healthcare system.
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
In order for a patient to obtain a prescription, there is first an appropriate assessment and diagnosis of the patient, which is then followed by direction and ongoing guidance, as well as patient accountability related to product use
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 12

and ongoing care management by the clinician. Engagement levels for Pear’s PDTs significantly exceed that of published rates of health and wellness digital products. For patients with disease a prescription is an enabler of access, engagement, and real-world effectiveness. PDTs integrate into existing healthcare infrastructure, allowing for a digital experience via a patient’s own clinician, enhancing the continuum of care rather than fragmenting care paradigms.
We believe that PDTs will become an important segment of the digital health revolution and a vital part of the medical armamentarium because they have qualities that are similar to those of both health and wellness apps and pharmaceuticals. PDTs leverage the pervasiveness and accessibility of digital technology to improve human health. However, PDTs are always developed in a GMP-compliant environment, maintain compliance with data security and HIPAA protocols, and integrate into the standard of care. PDTs are also tested in RCTs and are FDA-authorized as safe and effective therapies for particular indications like pharmaceuticals, but they also enable clinicians to receive timely feedback regarding patient progress and therapy adherence. This patient monitoring capability afforded by PDTs may be the difference in a patient’s success during a course of treatment. The table below shows some of the key differences between PDTs and other products.
Pear reimagined what treating disease could look like from the vantage point of patients, clinicians, and payors. We set out to disrupt the healthcare system with urgency because we believe there is a growing need for treatments that can be provided by PDTs. With our proprietary development and commercialization platform, PearConnect, we can bring product candidates to FDA for market authorization, and we can bring FDA-authorized products to patients, clinicians, and payors. We continue to refine and optimize our development capabilities, and we believe we will be able to scale our operations significantly in the near-term, allowing us to pursue authorizations for more product candidates, to self-commercialize our products inside the US, and commercialize our products outside of the US with the help of regional partners.
Pear is a platform-based, product-driven company. Our end-to-end PDT engine, which currently includes three FDA-authorized products and a pipeline of product candidates, continues to produce clinical and real-world data as well as health economic outcome research (“HEOR”) data that provide evidence of Pear’s ability to enhance outcomes, increase access and reduce healthcare costs, and validate Pear’s value proposition. We believe our value proposition will magnify over time, as our model scales and we expand the reach and impact of PDTs.
We believe PDTs are poised to disrupt healthcare delivery in ways that could offer benefits to three major stakeholders:
1.Patients: PDTs provide 24/7 remote treatment access to patients that can improve outcomes and be used alongside other standard-of-care treatments. Additionally, PDTs have a relatively benign side effect profile compared to traditional pharmaceutical therapies.
2.Clinicians: PDTs provide additional treatment options and improve clinicians’ reach to patients, potentially resulting in broader patient impact. They are integrated into standard practice and may also be used alongside traditional drug-based treatments. Data from the PDT provides insight to the clinician and the clinical care team, which can facilitate enhanced care navigation and delivery. They also provide reimbursable events for interactions on the “PearMD Clinician Dashboard”.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 13

3.Payors: PDTs have the potential to reduce overall healthcare costs to payors by providing patients with therapies that may be more cost-effective. Additionally, PDTs may fill gaps in care across indications with high prevalence.
For Patients
PDTs have the potential to be safe, effective, and accessible care options for patients with diseases and mental health disorders. These options are increasingly needed as diseases, and mental health disorders require more innovative approaches to overcome current treatment challenges and realize better patient outcomes. With Pear’s PDTs, patients have 24/7 remote access to their treatment program, and clinicians are able to observe progress 24/7 to inform their treatment approach, regardless of physical proximity. PDTs can be integrated into standard of care and may be used alongside pharmacotherapy. Pear’s software is designed to be easy-to-use and intuitive, and it also generates data from patient usage to inform the treatment approach for each patient. Our clinical trial and real-world data also continue to demonstrate a favorable side-effect profile versus existing medications, which could foster stronger adherence to treatment programs.
The privacy provided by reSET and reSET-O, for example, is designed to offer access to treatment of addiction without fear of stigma. Patients also gain control over where they conduct addiction treatment and can conduct remote check-ins for their clinician to view, which empowers patients to better navigate their care. Further, we believe that our software enables a larger portion of Americans access to addiction treatment. Only a small fraction of patients with addiction are actively enrolled in treatment today. We believe that reSET and reSET-O may significantly lower treatment barriers to ongoing care and substantially increase clinicians to serve more and diverse patient needs. An analogous shift is seen in Somyrst, Pear’s treatment for chronic insomnia. Clinical guidelines indicate Cognitive Behavioral Therapy for insomnia (“CBTi”) as the first-line treatment, but there are approximately 300 certified and licensed CBTi clinicians in the US to treat a patient population of approximately 30 million.
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
In addition, we believe Pear’s products enable richer and more effective patient data and engagement capabilities. For clinicians prescribing reSET, reSET-O, or Somryst, clinicians may use our PearMD Clinician Dashboard and review a wealth of data-based, real-time feedback that can help them better understand and manage their patients’ treatment journey. The PearMD Clinical Dashboard is easy to use and accessible 24/7, enabling care teams to conveniently manage populations of patients. This real-time engagement is particularly impactful in the world of addiction, in which adherence is continually decided, moment to moment, outside of the walls of the clinician’s office. The ability of a clinician to regularly monitor and engage with their patient can make the difference in successful navigation of the treatment journey.
PearMD Clinician Dashboard interactions can also create reimbursable events.
For Payors
We believe Pear’s PDTs have the potential to reduce overall medical costs, support value-based care initiatives, and improve member experience. Insights and information collected by Pear’s PDTs can be integrated within care management workflows to provide payors with valuable insights that support population health management and value-based care initiatives. Pear’s PDTs can also fill gaps in specialty care across large populations, providing timely insights into patient engagement and practice performance via the PearMD Clinician Dashboard.
Pear’s PearConnect platform has enabled rapid scaling of evidence generation for the benefit of provider organizations and payors to quantify product use, outcomes, and economic value. Over the past 12 months, Pear
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 14

has generated, presented and published numerous new datasets. Previously, Pear published a study of 351 patients evaluating healthcare resource utilization via insurance claims six months after reSET-O initiation found that compared to a six-month baseline there was a 62% reduction in inpatient hospitalizations and a 20% reduction in emergency room visits, resulting in a near-term cost-savings of $2,150 per patient. The durability of reSET-O’s treatment effect at nine (9) months was evaluated in a larger group of patients and was communicated in publications. One of those publication compared outcomes between reSET-O patients and controls and found that reSET-O-treated patients experienced costs that were $2,708 lower than for controls, and which were also driven by a reduction in hospital-related utilization.
In addition, Pear published 12-month health economic data evaluating reSET-O compared to control in both national all-comer payor as well as Medicaid subpopulations. This analysis of over 1800 patients demonstrated lower health care costs for reSET-O treated patients compared to controls, as measured by actual health care claims, resulting in a health care cost reduction of an estimated $2,791 per patient in the national population, and a health care cost reduction of $3,832 per patient in the Medicaid population, driven predominantly by reduction in unique hospital encounters (emergency room, inpatient hospitalizations, and others). The study also observed an increase in medication possession ratio of buprenorphine in the reSET-O treated group compared to controls.
Pear also published real world health economic data for reSET. In 101 reSET treated patients in the real-world, claims analysis found an overall reduction in hospital encounters in the post-period compared to the pre-period, observing health care savings of an estimated $3,591 per patient in the 6–months post reSET initiation compared to the 6 months pre-reSET initiation. In addition, on May 19, 2021, Pear presented results of two analyses demonstrating the cost-effectiveness of reSET-O at the virtual annual meeting of The Professional Society for Health Economics and Outcomes Research. The machine learning analysis showed that all clusters of engagement (low, medium, and high) each experienced a very similar reduction in emergency department and inpatient stays of approximately 60%. The budget impact analysis showed that reSET-O plus treatment-as-usual (“TAU”) (i.e., transmucosal buprenorphine, face-to-face counseling and contingency management) versus TAU alone resulted in a projected net cost reduction over a five-year period. Supporting this budget impact analysis are two subsequent publications examining the cost effectiveness and cost utility of reSET-O, both showing quality adjusted life year gains from increased retention and abstinence, respectively, which were accompanied by reductions in overall costs, supporting the economic advantages of reSET-O vs. TAU.
Pear published its first health economic data evaluating Somryst. In a real-world claims analysis of patients with chronic insomnia exposed to the digital CBTi, researchers found overall reduction in hospital events in the 24 months post-treatment compared to the 24 months pre-treatment, with facility related cost-savings of an estimated $2,059 per patient in the post-treatment period. An analysis comparing treated patients compared to the control group over 24 months, presented at the EU The Professional Society for Health Economics and Outcomes Research (ISPOR) in Europe and the American Managed Care Pharmacy (AMCP) Nexus in fall 2022, observed a reduction of hospital facility services compared to the control group, resulting in health care utilization savings of an estimated $8,202 per patient.
We believe that the real-world claims analysis and health economic modeling data, together with existing RCT effectiveness data, demonstrate that reSET, reSET-O, and Somryst can provide compelling clinical and economic cost-savings to payors seeking a high level of care for their members.
Our Scalable Commercial Platform - PearConnect™
Our goal is for PearConnect to become an agile and scalable resource with the ability to offer multiple PDTs developed by Pear and potentially by third parties. However, to implement that vision, substantial capital will need to be expensed and substantial resources will need to be deployed. While we are not in a position today to pursue this vision, we believe if the requisite investments are made in our development engine, commercialization strategy, clinician and patient awareness, and HEOR data, PearConnect could become an industry leading platform.

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 15

Our Advantages
•Pear is pioneering the PDT industry. Pear is the first mover in the PDT industry, and as a result has advanced experience in developing and commercializing PDTs. Pear was the first company to receive FDA authorization for a PDT. Pear has been developing PDTs since 2013.
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
•Pear developed a reproducible process for cost-effective development and regulatory review of PDTs. We conduct agile software development for our medical devices in a GMP-compliant environment. Due to our remote clinical trial infrastructure, we are able to conduct clinical trials without the need for external sites and develop our products iteratively, which both accelerates timelines and reduces costs. This iterative product development paradigm contrasts with traditional drug development in which a molecule that enters the clinic cannot be improved or adapted along the way.
•Pear is building a robust IP portfolio. Pear regularly applies for patents, copyrights, and trademarks throughout the development and iteration of its products, and also judiciously maintains trade secrets. Pear protects the iterations of its proprietary technology that are commercially important to its business by filing, maintaining, and, if necessary, defending patent rights, whether developed internally or licensed from third parties. We also rely on copyright, including registrations for product source code, graphic user interfaces and other content, as well as on trademarks. Finally, Pear maintains trade secrets relating to its PDT product development to enable Pear to strengthen its leadership position in the PDT industry over the long-term.
•Pear has a diverse and scalable management team that is pioneering the PDT space. The discovery, development, and commercialization of PDTs as a new healthcare delivery system requires both a breadth and depth of experience. Our cross-disciplinary and cross-functional team of experts collectively synthesizes years of experience in medicine, biotech, technology, and data science.
Our Commercialization Strategy
With three FDA-authorized products on the market, we believe Pear has made significant commercial progress. Additionally, the PDT category continues to expand with eight other companies receiving marketing authorization.
We are pioneering PDT commercialization
By developing PDTs as a new class of medicines, Pear pioneers innovative approaches for its commercialization. Pear’s commercialization strategy attempts to combine the most effective features of the commercialization methodologies of both tech and life sciences companies to create a scalable yet capital-efficient PDT commercialization model.
Pear deploys two distinct commercialization models. First, Pear utilizes a conventional sales-enabled approach focused on targeting large, multi-specialty health systems to capture the most effective features of traditional life sciences commercialization methodologies. Second, to capture the most effective features of traditional tech commercialization methodologies, Pear utilizes the PearMD Clinician Dashboard to engage with clinicians and patients.
The PearMD Clinician Dashboard enables the collection of data characterizing patient engagement and progress during treatment with PDTs. We believe this data collection capability appeals to clinicians and payors who seek to track treatment progress. The dashboard is configured to provide robust data that describes patient treatment progress to clinicians and payors, thereby providing these stakeholders with insights that have the potential to improve clinical outcomes and lower costs. Clinicians can use the insights provided by Pear’s dashboard to enable the clinician to support a patient’s course of treatment outside of routine office visits and during periods when the
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 16

patient may be experiencing increased challenges with treatment adherence. Similarly, payors can use the data provided by Pear’s dashboard to supplement their understanding of population-level treatment outcomes and to adjust access to PDTs accordingly. As a result, the PearMD Clinician Dashboard serves as an enterprise sales tool for stakeholders looking to monitor and improve the clinical outcomes of patients through data collection and analysis.
We are building patient, clinician, and payor awareness.
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
As a result of the efforts of our PDT specialists, PDTs are increasingly recognized as a treatment option by the medical community, as evidenced by the increasing number of clinicians prescribing PDTs and the increasing number of PDT prescriptions being written. Pear has educated hundreds of clinicians that have collectively written prescriptions for one or more of Pear’s three FDA-authorized products, and we believe that number will grow significantly over time. Once introduced to PDTs, those clinicians are equipped to provide valuable education and guidance to patients and other clinicians regarding how the use of PDTs.
We are creating access to PDTs by establishing reimbursement pathways.
The Pear team is actively working to establish reimbursement pathways for PDTs, and we believe that as a result of these efforts, payors are increasingly providing their members with access to PDTs. To date, Pear has had 39 payors provide access to its PDTs. reSET and reSET-O are currently covered as pharmacy benefits, medical benefits, and/or via direct purchase transactions. To onboard additional payors, Pear engages directly with payors to establish coding, coverage, and payment pathways for its PDTs and the PDT category as a whole. Pear is also exploring innovative contracting models with payors that utilize the strong correlation between patient engagement with PDTs and the resulting clinical and economic benefits. We believe that these continued payor engagement efforts will result in reimbursement for PDTs by both commercial and public payors in the US, including, but not limited to, self-insured employers, PBMs, health plans, IDNs, and public payors, including Medicaid and Medicare.
In addition to pursuing traditional payor reimbursement of PDTs, Pear also offers a PEAR Assistance Program (“PAP”) to ensure that eligible, underserved patients have access to Pear’s PDTs. PAP is designed for patients who are being treated by a licensed US clinician on an outpatient basis and have been prescribed a PDT. PAP-qualifying patients have limited or no health insurance coverage, a demonstrated qualifying financial need, and live within the US. Patients enrolled in PAP generate additional real-world and HEOR data that may be used to support the utilization and coverage of Pear’s products.
We are building end-to-end infrastructure that provides ease of use to clinicians.
To enable a high degree of accessibility to PDTs for clinicians, Pear has developed, designed, and deployed PearConnect to be a convenient one-stop shop for PDTs. PearConnect features four distinct system components, consisting of PDTs for patient use, the PearMD Clinician Dashboard, an end-to-end patient service center, and a data analytics system configured to aggregate patient engagement, adherence, and clinical outcome data for insight generation. These components of PearConnect are intentionally designed to improve accessibility to Pear’s PDTs. PearConnect also incorporates various data privacy and security features to support the protection, quality, and integrity of each component of PearConnect, including the data that is processed and stored by PearConnect. Each component plays a meaningful role in ongoing and product evolution and performance, building Pear’s PDT marketplace and enabling clinicians and payors to assess the value of each PDT on a population and individual level.
Pear’s end-to-end patient service center provides support to patients that have been prescribed PDTs, which includes informational and technical support regarding the use of the PDT and the PearMD Clinician Dashboard. The service makes it easier for clinicians to introduce new patients to PDTs and to Pear’s platform.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 17

The data analytics component of PearConnect collects patient engagement, adherence, and clinical outcome data, and generates insights based on this data. The insights generated by the data analytics component of PearConnect can be accessed by clinicians via the PearMD Clinician Dashboard to inform clinicians of their patients’ progress over the course of a PDT prescription. The insights generated by the data analytics can also be used by us to incrementally evolve individual PDTs to better serve patients, and we believe we will ultimately generate improved clinical outcomes.
We are able to demonstrate the value of our PDTs with HEOR data generated based on commercial patients.
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
Discovery, Strategy, and Development - PearCreate™
Developing a new class of medicines led to Pear pioneering new approaches for the discovery and development of PDTs. We have invested in and created a model to progress from concept to market authorization, and we believe we have optimized that model to the point where it is now ready to scale subject to our ability to invest in our pipeline. In July 2022, we announced that we paused substantially all investment in our pipeline.
Our PearCreate platform consists of three approaches consist of: (i) an integrated virtual and decentralized clinical study platform, (ii) agile development as therapeutic candidates move through phases, and (iii) integrated health economic and real-world extension studies to facilitate regular and timely evidence generation.
First, Pear has designed and built its own integrated virtual and decentralized study platform. This technology facilitates a seamless experience for fully virtual and decentralized studies. DREAM, Pear’s remote, real-world clinical study of Somryst is the first to utilize PearCreate, with recruitment, enrollment, consent, monitoring, and assessments all completed through digital and virtual means. Patients do not need to be present at a clinic or site for any step of the process. In addition to being more cost-effective, the speed of recruitment and enrollment is enhanced by facilitating fully automated screening and consenting and by minimizing the number of patients requiring manual or direct human interaction.
Second, as Pear’s therapeutic candidates move from discovery and through subsequent stages of development, Pear iterates on the product. If data indicate that adding additional modalities or mechanisms of action to the candidate is warranted, Pear is able to refine the PDT in between subsequent studies and re-evaluate the candidate in a variety of clinical study designs. We believe deploying this agile and adaptable framework to clinical development has the potential to increase not only speed but also the probability of success.
Third, as Pear conducts pre-market studies on PearCreate, health economic endpoints are integrated and real-world extension studies are built into development plans. Registrational and even earlier stage development studies having health economic or insurance claims endpoints have the potential to facilitate earlier insights to support payor engagement. Post-randomized studies and even post-market, Pear continues to generate clinical and economic data on every patient that uses a PDT, whether it is a Pear PDT or a third-party PDT using PearConnect. Adaptive real-world extension studies post-registration demonstrate generalizability from RCTs and have the ability to demonstrate that RCT outcomes are consistent in real-world use and across various clinical settings and patient populations.
Our Commercial Products
reSET
reSET is the first PDT to receive FDA market authorization and is authorized in the US and Singapore for the treatment of SUD in patients who are 18 years of age and older. reSET is the only FDA-authorized product indicated to treat addiction to alcohol, cannabis, cocaine, and stimulants (such as methamphetamines) as no pharmacotherapy or other FDA-approved treatments for this patient population exist. reSET is a 12-week
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 18

prescription-only treatment for patients who are actively enrolled in outpatient therapy under the supervision of a clinician.
Disease Overview
Addiction is a disease of the brain that manifests as compulsive substance use. In the US, the disease of addiction can be characterized as an epidemic, with more than 46 million Americans struggling with addiction based on 2021 data.
Each year, there are approximately 13,000 overdose deaths related to stimulant use, particularly methamphetamine, and approximately 16,000 deaths related to cocaine use. Since the 1970s, there has been a significant increase in mortality related to unintentional drug poisonings, growing at 7% per year. Unfortunately, the COVID-19 pandemic has only accelerated these trends. In 2020, there was an 18% increase in drug-related overdose deaths and a 26% increase in overdoses involving cocaine.
Traditional medical guidelines recommend Cognitive Behavioral Therapy (“CBT”) and contingency management (“CM”) as best practices in treating SUD. However, multiple roadblocks prevent a majority of SUD patients from ultimately receiving effective behavioral treatment, such as CBT and CM. CBT is largely conducted in outpatient settings and is a time-intensive, location-dependent treatment methodology. This and the sheer quantity of SUD patients results in an insufficient number of trained therapists and facilities to meet demand. This results in SUD patients often receiving inconsistent treatment in inconvenient locations. Insufficient access to CBT can cause patients to drop out of therapy or not pursue therapy in the first place. Even when SUD patients are able to gain sufficient access to CBT, clinician education, training, and treatment paradigms vary. Documented discrepancies in CBT administration standards and protocols impede the ability of CBT to adequately and uniformly treat the wide range and quantity of SUD patients that require care. Furthermore, many patients may experience perceived or real stigma associated with physical attendance at CBT sessions. As a result of these many obstacles, only a fraction of SUD patients receive CBT treatment. For instance, in 2019, only 1.5% of SUD patients received formal treatment.
In addition to the challenges of initiating and completing a first round of SUD treatment, addiction can be a lifelong battle that often involves multiple relapses for many patients. This constant and recurring need for treatment places additional burdens on SUD patients, particularly given the currently insufficient treatment options available. There remains a significant unmet need for accessible and effective SUD treatment options.
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
To begin treatment, the clinician prescribes the patient the PDT. The patient then downloads the software to a smart phone, tablet, or VR headset, inputs their prescription access code, and gets access to the PDT. The PDT includes three evidence-based treatments, each of which represent a distinct mechanism of action:
•The first is an addiction-specific form of cognitive behavioral therapy, called a community reinforcement approach (“CRA”), that moves patients from actively using a substance to reducing and ultimately discontinuing use. CRA is a form of treatment that integrates cognition and learning with treatment techniques. CRA is based on the insight that cognitive, emotional, and behavioral variables are functionally interrelated. Treatment is aimed at identifying and modifying the patient’s maladaptive thought processes and problematic behaviors through cognitive restructuring and behavioral techniques to achieve change. Disease-specific CRA targets the associated neurocircuitry for addiction, harnessing adaptive neuroplasticity. reSET is comprised of 61 interactive modules (31 core and 30 supplement modules). Core modules focus on key CRA concepts to build skills to support behavior change and prevent
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 19

relapse. Supplemental modules provide more in-depth information on specific topics, such as relationship skills and living with a disease.
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
reSET also includes validated assessments, including substance use, triggers, and cravings supporting interactive engagement and insights to the clinical care team. All of this information is shared with the clinical care team via the PearMD Clinician Dashboard, enabling the clinician and care team to derive insights to inform optimal patient care.
By integrating PDTs into the practice of medicine, the clinician and patient relationship may be strengthened, and data insights facilitate clinician extension for greater efficiency and effectiveness. reSET and reSET-O provide 24/7 anytime, anywhere treatment. As the patient undergoes therapy with reSET, the patient and clinician can continue to meet in person or virtually as part of their outgoing treatment therapy, and the clinician has easy access via the PearMD Clinician Dashboard to monitor and adjust treatment. We believe the connectivity established through our PDTs is valuable to patients and clinicians.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 20

Our Clinical Trial Data
Among patients with SUD (i.e., addiction to cocaine, cannabis, stimulants, and/or alcohol), RCT data demonstrated that adding the PDT to TAU more than doubled abstinence rates during the last month of the 12-week trial. Among all patients, adding a PDT to outpatient care improved the retention rate compared to TAU (72.2% vs 63.5%) at the end of the 12-week trial. Treatment with PDT did not demonstrate a significant difference in unanticipated adverse events compared to TAU.
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
Those in the PDT+rTAU group had a higher retention rate of 76.2% compared to 63.2% in TAU and a greater abstinence rate in the last 4 weeks of 40.3% in the PDT+rTAU group relative to 17.6% in the TAU group. This effect was more pronounced among patients who had a positive urine drug or breath alcohol screen at study entry (N=192) with an abstinence rate in the last four (4) weeks in the PDT+rTAU group of 16.1% compared to 3.2% of TAU.
reSET Pivotal Clinical Trial. Abstinence in TAU relative to rTAU + PDT.
reSET Pivotal Clinical Trial. Abstinence and Retention in TAU relative to rTAU + PDT.

Outcomes	TAU	rTAU+reSET	p-value
Abstinence: All patients	17.6%	40.3%	0.4000
Abstinence: Non-abstinent at study start	3.2%	16.1%	1.3000
Retention in treatment: All patients	63.2%	76.2%	4.2000
Overall safety was in-line with expectations and no significant difference was observed in the rate of adverse events between groups (p = 0.3563).
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 21

Evaluation of rTAU+PDT abstinence and retention compared to TAU.

Outcomes	TAU	rTAU+PDT	p-value
Number of Adverse Events	29,000	37,000	n/a
% of Adverse Events	11.5%	14.5%	0.3563
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
Real World Evidence and Health Economic and Outcomes Research Data
Pear published reSET Real World Evidence (“RWE”) and HEOR data starting with a six-month duration. In 101 reSET treated patients in the real-world, claims analysis found an overall reduction in hospital encounters in the post-treatment compared to the pre-treatment, observing health care savings of an estimated $3,591 per patient in the 6 months post reSET initiation compared to the 6 months pre-reSET initiation.
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
Disease Overview
Opioid use disorder in the US has increased so dramatically and taken such a heavy toll on American lives over the past decade that, in 2017, the US Department of Human Health Services declared the opioid epidemic a public health emergency. Approximately 1.6 million Americans suffer from OUD annually in the US, and according to the CDC, the substance use and opioid use disorder epidemics continue to grow with unprecedented numbers of fatal opioid overdoses, in excess of 200 deaths daily (over 75,000 annually), approximately 87% of which are due to widely available, inexpensive yet pharmacologically-potent synthetic opioids. Nonfatal overdoses far outnumber fatal overdoses and place a tremendous burden the health care system through excess utilization of acute care services such as emergency department and inpatient stays, which contributes to rising health care costs. For example, every year, there are over 500,000 emergency room visits for opioid overdoses in the US. Of those patients that are discharged from the emergency room following an overdose, 24% are readmitted to the emergency room for additional emergency care within 30 days. As a result of these frequent emergency room visits, opioid overdoses are estimated to cost the US $11.0 billion in hospital costs alone. A recent study evaluated the direct healthcare cost of 2,044,467 people with OUD to be $89.1 billion, with an average cost of $43,581 per patient per year. The cost of the current opioid crisis in the US is estimated to exceed $700.0 billion.
Treatment has been shown to help patients avoid the increased risk of respiratory arrest and organ system damage, and dramatically reduce the use of acute care services and associated high costs. However, only 11.2% of patients in the US receive treatment with Medications for Opioid Use Disorder (“MOUD”) in a given year. For those who obtain treatment, dropout rates are high, ranging between 30% and 50% at 90 days, highlighting the need for comprehensive support to keep patients engaged in their recovery. Progress in recovery helps reduce the burden on the health care system and helps to mitigate the harm the opioid crisis causes.
The current standard of care for treating opioid addiction is medication-assisted treatment (“MAT”). MAT consists of the administration of medication, such as buprenorphine, in combination with counseling and behavioral therapy. Only a fraction of opioid-addicted patients, however, receive treatment. Similar to SUD patients, there are
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 22

significant barriers to opioid-addicted patients receiving accessible and effective care. Many patients fail to receive care as a result of care inaccessibility, cost, or patient stigmatization. It is estimated that only 19% of opioid-addicted patients receive treatment each year. In addition, many opioid-addicted patients elect to rely solely on medication and reject counseling. For example, only 10% of opioid-addicted patients that are prescribed buprenorphine receive adjunct psychotherapy treatment. While reliance solely on the medication portion of the recommended treatment paradigm may provide a higher level of convenience for patients, adherence to only a portion of treatment decreases the overall probability of success. Therefore, due to the current lack of effective treatment options for OUD and the continually growing number of patients, there remains a significant unmet need in the fight against OUD.
Our Solution
To bridge this gap between disease prevalence and treatment, Pear has an FDA-authorized PDT that has been clinically proven to treat OUD and extend the reach of clinicians to patients during their recovery journey. reSET-O is authorized for use in combination with buprenorphine in the US for the treatment of OUD in patients who are 18 years or older.
Similar to reSET, reSET-O is intended to increase the retention of patients with OUD in outpatient treatment by providing the same behavioral treatments. This PDT is a 12-week treatment used as an adjunct to outpatient treatment, including transmucosal buprenorphine and CM. Patients using reSET-O are required to be under the supervision of a clinician.
reSET-O has three mechanisms of action consisting of addiction-specific CRA, fluency training, and CM. reSET-O has an additional function that supports the patient’s appropriate use of buprenorphine. This function includes reminders, assessments of use, non-use, and reasons and beliefs. reSET-O also has additional content modules specific to OUD.
Similar to reSET, patients download reSET-O to their smart phone, tablet, or VR headset for discreet, convenient access to therapy, interactive treatment, learning, and support. reSET-O lets patients practice what their clinicians taught them anytime, anywhere, and report daily triggers, cravings, and substance use, so they feel more engaged and supported between appointments.
reSET-O also encourages patients with tangible rewards via its CM capabilities. These rewards can be managed by clinicians.
As the patient undergoes therapy with reSET-O, the patient and clinician continue to meet in person or virtually as part of their outgoing treatment therapy, and the clinician has real-time access via the PearMD Clinician Dashboard to monitor and adjust treatment.
Our Clinical Trial Data
There have been multiple RCTs evaluating PDTs in patients with OUD in combination with MAT and MOUD. These studies have been conducted across a variety of durations and clinical care models. The primary RCT that the FDA reviewed to support the marketing authorization of reSET-O is described below.
In summary, the clinical data demonstrated that adding reSET-O alongside outpatient treatment and buprenorphine use increased the retention of patients with OUD by 14% at the end of the 12-week trial and reduced opioid use. Patients achieving no substance use by the end of treatment was 75.9% in TAU + PDT group versus 60.6% in TAU-alone (p = 0.03). Patients in the TAU + PDT group had an 82.4% retention rate compared to 68.4% in the TAU group (p = 0.02). The observed adverse events were of a type and frequency as anticipated in a large population of patients with OUD or associated with buprenorphine pharmacotherapy, particularly during the induction phase. The adverse events observed were not adjudicated to be device-related.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 23

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
Among patients whose primary addiction was opioids, adding reSET-O to TAU had significantly greater odds of opioid abstinence during weeks 9-12 of the 12-week trial with abstinence rates (no opioids) at 77.3% for the TAU + reSET-O treatment group versus 62.1% for the TAU group (p = 0.02). Further, adding reSET-O to outpatient therapy, buprenorphine increased retention of patients with OUD by 14% at the end of the 12-week trial, with retention found to be 82.4% in the TAU + reSET-O treatment group versus 68.4% in the TAU group (p = 0.02).
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 24

For example, a published real-world analysis evaluated patient engagement, usage of reSET-O, and associated outcomes of opioid use and treatment retention in those using buprenorphine MAT/MOUD. The results demonstrated that reSET-O is readily and broadly used by patients with OUD and that real-world therapeutic engagement is positively associated with abstinence and retention in treatment.
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
A summary of the results is set forth below:
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 25

Healthcare Economic & Outcomes Research
Pear continues to generate real-world evidence evaluating the use of reSET-O.
reSET-O’s impact on healthcare resource utilization has been demonstrated in two separate analyses. In the first study, there was a per-patient reduction of $2,150 in the six months after reSET-O initiation vs. a six-month baseline, and there was a $2,708 difference versus controls at nine months, driven largely in both instances by reductions in emergency department visits and inpatient stay-associated costs.
A follow-on analysis of this patient population examined the cost implications for payors and found real-world cost reductions of $2,385 six months after product initiation (vs. the six-month baseline period) for a typical US payer after factoring in rebates. This analysis also showed that the number-needed-to-treat, i.e., the number of patients you need to treat to prevent one additional hospital-related event, was just 4.8 treated patients.
In addition, an analysis of the impact of a second prescription of reSET-O using a linear regression model found a further 27% reduction in hospital-related events with a second prescription for reSET-O (24 weeks of treatment), compared to the first (12 weeks of treatment).

In addition to clinical value, these results support the cost-savings benefit of reSET-O as an adjunct to TAU.
In 2022 Pear published 12-month health economic data, evaluating reSET-O compared to a control group in both national all-comer payor as well as Medicaid subpopulations. This analysis of over 1800 patients demonstrated lower health care costs for reSET-O treated patients compared to controls, as measured by actual health care claims, resulting in a health care cost reduction of an estimated $2,791 per patient in the national population, and a health care cost reduction of an estimated $3,832 per patient in the Medicaid population, driven predominantly by reduction in unique hospital encounters (emergency room, inpatient hospitalizations, and others).
Somryst
The Company has deprioritized commercialization efforts regarding Somryst while focusing available resources on the commercialization of reSET and reSET-O and wrote off the acquired technology previously capitalized in intangible assets used in our Somryst product offering and therefore recorded impairment expense of $0.8 million, which is included in cost of revenue in the Company's consolidated statement of operations, during the year ended December 31, 2022.
Somryst is the only non-drug FDA-authorized and guideline-recommended treatment for chronic insomnia in adults over 22 years of age. It is intended to improve patients’ symptoms of chronic insomnia. Somryst is the first PDT submitted through FDA’s traditional 510(k) pathway while simultaneously reviewed as part of the FDA’s Software Precertification Pilot Program to help build and test FDA’s Digital Health Precertification Working Model 1.0. Somryst is a nine-week prescription-only treatment. Somryst has been the subject of 29 completed clinical studies and ongoing clinical studies.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 26

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
Chronic insomnia adversely affects many facets of a patient’s everyday quality of life, including social, occupational, and educational. These reductions in a patient’s daily quality of life can also give rise to more serious and life-threatening medical conditions, including depression, suicidality, hypertension, and heart attacks. For example, in patients with chronic insomnia approximately 40% have depression, and up to 35% have anxiety. Chronic insomnia also results in a plethora of more measurable detrimental consequences, including heavy costs and resource utilization strain on the healthcare system. For example, annual medical costs for patients diagnosed with insomnia are approximately 25% higher relative to those without insomnia.
Current options for the treatment of chronic insomnia are limited, and the available treatment options have thus far proven ineffective. The American Academy of Sleep Medicine and the American College of Physicians clinical guidelines recommend CBTi as the first-line treatment for patients suffering from chronic insomnia. However, CBTi is difficult to access, as approximately 300 certified and licensed CBTi clinicians currently exist in the US to treat a patient population of approximately 30 million.
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
Our Solution
We believe Somryst addresses the limitations of current standard of care by treating the underlying factors without a label risk of dependence, inappropriate use, and adverse effects of pharmacotherapy. Somryst effectively delivers all three primary mechanisms of actions provided by face-to-face CBTi (sleep restriction and consolidation, cognitive restructuring, and stimulus control) using Pear’s software-based PDT. By delivering CBTi digitally, barriers to people with chronic insomnia are reduced while receiving guideline-recommended treatment. The following is a brief description of each mechanism of action.
•Sleep restriction and consolidation reduce the time it takes to fall-to-sleep and reduce the amount of wakefulness in the middle of the night by consolidating the patient’s sleep through an algorithm to direct the patient’s sleep-wake pattern.
•Cognitive restructuring teaches patients to identify maladaptive thought patterns related to sleep circuits and replace and strengthen healthy neurocircuits.
•Stimulus control teaches patients to identify behaviors, thoughts, and practices that increase arousal and limit sleep and then to correct those behaviors.
Patients are prescribed Somryst by their clinician. After downloading the PDT to a smart phone, tablet, or VR headset, patients engage in fully digital, automated, and interactive exercises that move patients through the mechanisms of action to get better sleep. These interactive modules span a range of topics, including properly tracking sleep patterns and identifying stimulants that may be harming sleep quality and restructuring maladaptive thoughts about sleep. Patients use Somryst for approximately 45-60 minutes weekly, over a period of 6-9 weeks. The content and interface encourage engagement, facilitate active learning, and promote behavioral change, while the algorithm supports a tailored experience.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 27

Our Clinical Trial Data
Somryst provides a clinician-facing dashboard via the PearMD Clinician Dashboard that allows healthcare providers to track patient treatment and progress. The PearMD Clinician Dashboard displays information about patients’ use of Somryst, including the Insomnia Severity Index (“ISI”), the Patient Health Questionnaire 8 scores, and sleep metrics derived from nightly sleep diaries (“Sleep-Onset-Latency” or “SOL”) and Wakefulness-After-Sleep-Onset (“WASO”). The evidence base for Somryst is extensive and includes the following:
•Somryst has been examined in an aggregate of 29 completed and ongoing studies. FDA submission and authorization was supported by two RCTs with an aggregate of more than 1,400 adults with chronic insomnia. The data from the RCTs showed a 45% decrease in the severity of insomnia symptoms, a 50% decrease in depression symptoms, and nearly a 45% decrease in anxiety symptom. It has also demonstrated a durable effect on insomnia, depression, and anxiety for up to 18 months.
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
The majority of patients randomized to the Somryst arm no longer met clinical criteria for insomnia at the end of the nine-week treatment. Patients were examined at baseline, nine weeks, six months, 12 months, and 18 months following treatment. At treatment end, the patients who received Somryst experienced a decrease in their mean ISI score to 7.3 from baseline of mean 15.9, while the control arm had a reduction to 13.2 from 16.2 baseline. In addition, the Somryst group had a reduction in depression severity to a mean score of 3.8 from an 8.0 baseline mean. The mean score decreased to 6.2 from a mean of 7.8 at baseline in control subjects. It was observed that the clinical improvements were maintained to 18 months post-treatment. Study data published in Lancet Psychiatry showed decreases in anxiety symptoms and suicidal ideation.
The Diagnostic and Statistical Manual of Mental Disorders, Fifth Edition (“DSM-5”) makes no distinction between primary and comorbid insomnia. This previous distinction had been of questionable relevance in clinical practice, and a diagnosis of insomnia is made if an individual meets the diagnostic criteria, despite any coexisting conditions. The International Classification of Sleep Disorders, Third Edition criteria are consistent with the changes to the DSM-5.
The DSM-5 defines insomnia as dissatisfaction with sleep quantity or quality associated with one (or more) of the following symptoms:
•Difficulty initiating sleep;
•Difficulty maintaining sleep, characterized by frequent awakenings or problems returning to sleep after awakenings; and
•Early-morning awakening with inability to return to sleep.
Other criteria include the following:
•The sleep disturbance causes clinically significant distress or impairments in social, occupational, educational, academic, behavioral, or other important areas of functioning;
•The sleep difficulty occurs at least three nights per week;
•The sleep difficulty is present for at least three months;
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 28

•The sleep difficulty occurs despite adequate opportunity for sleep;
•The insomnia cannot be explained by and does not occur exclusively during the course of another sleep-wake disorder;
•The insomnia is not attributable to the physiological effects of a drug of abuse or medication; and
•Coexisting mental disorders and medical conditions do not adequately explain the predominant complaint of insomnia.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 29

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 30

Patient Engagement, ISI Score, SOL and WASO by completed core of the six cores in Somryst.
Pear published its first health economic data evaluating Somryst in 2022. In a real-world claims analysis of patients with chronic insomnia exposed to the digital CBTi, researchers found an overall reduction in hospital events in the 24 months post-treatment compared to the 24 months pre-treatment, with facility related cost-savings of an estimated $2,059 per patient in the post-treatment period. An analysis comparing treated patients compared to control patients over 24 months, presented at the EU The Professional Society for Health Economics and Outcomes Research (ISPOR) in Europe and the American Managed Care Pharmacy (AMCP) Nexus in fall 2022, observed a reduction of hospital facility services compared to control, resulting in health care utilization savings of an estimated $8,202 per patient.
Dynamic Evidence Generation
We believe that PDTs have an advantage over molecular therapeutics because data of product usage, patient-reported, and clinical outcomes of PDTs may be captured more rapidly. These data collected in studies as well as in commercial use facilitate regular evidence generation. Pear’s platforms can facilitate linking healthcare resource utilization in the form of public and private insurance claims. Pear is able to rapidly scale evidence (clinical and health economic) and analyze across care-settings, specific populations, regions, and customers.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 31

This evidence continuum is a key competitive advantage of Pear and its platforms. Pear plans to continue to expand the evidence for its PDTs in additional RCTs, RWE, and health-economic evaluation to support continued product improvement and to generate information for clinicians and value for payors.
Our Development Pipeline
PDTs have the potential to treat many diverse diseases directly and enhance health outcomes for patients. Currently, we have paused the development of all the product candidates in our pipeline. Below is a summary of the pipeline products:
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 32

The Company paused its investment in its pipeline of product candidates as part of a restructuring it implemented on July 25, 2022, in order to prioritize certain commercial efforts. The Company has suspended development of its pipeline candidates subject to obtaining additional funding due to increased revenue or other financing activities.
We have built a portfolio of PDT product candidates that is primarily focused on psychiatric conditions. Over time, if we are able to consummate a strategic alternative and sufficient funding is available, we could expand into other therapeutic areas. We anticipate the first two areas in which we would invest if we return to investing in our pipeline are Alcohol Use Disorder (“AUD”) and depression. These two additions have the potential to help fill the need for additional treatment options and enhance the offering to mental and behavioral health clinicians and psychiatrists while supporting payors’ need to reduce morbidity and cost in these indications.
Our ability to initiate development activities for product candidates will be subject to our ability to increase revenue or obtain additional funding in addition to other risks and uncertainties. All therapeutic development activities have risk and probabilities of success that can vary by disease indication. In many of the disease areas Pear is developing product candidates there is a long history of failure. The areas of mental and behavioral health or neuropsychiatry, which is a primary focus for Pear, have had notable failures across biotech, pharma, and digital health. Each of Pear’s pipeline candidates have technical, clinical, regulatory, and commercial risk. See the heading “Risk Factors—Risks Related to Pear’s Products” in Part I, Item 1A of this Form 10-K for more information on risks related to product development.
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
Future PDT discovery
Currently, Pear is not pursuing any PDT discovery efforts. If a successful strategic transaction is consummated and sufficient funding is available, Pear could re-engage in discovery.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 33

In addition, over time, if we are able to consummate a strategic alternative and sufficient funding is available, we could continue our strategic pursuit of enabling technologies, such as digital sensors, that may be used to potentially enhance our products and product candidates.
Competition
The pharmaceutical, biotechnology, and digital health industries are characterized by rapidly advancing technologies, intense competition, and an emphasis on proprietary products. While Pear believes that Pear’s technology, development experience, and scientific knowledge provide Pear with competitive advantages, Pear faces potential competition from many different sources, including large pharmaceutical and biotechnology companies, digital health companies, and academic institutions. To drive continual technology advantage, Pear seeks patent protection and establishes collaborative arrangements for the research, development, manufacturing, and commercialization of evidence-based therapeutics. Any products that Pear successfully develops and commercializes will compete with new therapies that may become available in the future.
Pear competes in the segments of the pharmaceutical, biotechnology, and other related markets that develop therapeutics as treatments, in particular treatments for addiction (reSET and reSET-O) and insomnia (Somryst). There are many other companies that have commercialized and/or are developing such treatments for addiction and insomnia, including large pharmaceutical and biotechnology companies such as Alkermes and their product Vivitrol, Orexo and their product Zubsolv, Indivior and their product Suboxone, Braeburn and their product Brixadi, Pfizer and their product Halcion, Merck and their product Belsomra, Sunovion and their product Lunesta and Sanofi and their product Ambien.
Pear’s competitors in the digital health space, with specific focus in addiction and insomnia have created non-regulated products are not supported by randomized controlled trials to support treatment claims, such as Dynamicare, CHESS Health and Orexo and their product Modia, and Big Health and their products Sleepio and Daylight.
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
To Pear’s knowledge, reSET and reSET-O are the only FDA-authorized PDTs with a direct treatment-related claim for addiction, and Pear’s Somryst is the only FDA-authorized PDT with a direct treatment-related claim for chronic insomnia that can be prescribed by providers and reimbursed by insurance. This has required Pear to generate significant evidence to demonstrate safety, effectiveness, clinical outcomes and distinct impact on the total cost of care. While many early market entrants (in fact, nearly 350,000 health and wellness apps are now available in Apple’s App Store) are making marketing claims related to the ability to help treat addiction and insomnia, Pear believes the landscape will change dramatically when new solutions that can be prescribed by providers and covered by insurance become broadly available.
There are a number of companies in the prescription digital therapeutics space, but none of these companies have commercialized an FDA-authorized prescription digital therapeutic to target addiction or insomnia at this time. Other than Pear, we are aware of six companies that have received FDA-authorization to make medical claims as prescription digital therapeutics. This includes (i) Akili Interactive Labs and their product Endeavor for ADHD, (ii) Mahana Therapeutics and their product Parallel for IBS, (iii) Nightware for patients with PTSD that are experiencing nightmares, (iv) AppliedVR and their product RelieVRx for chronic pain, (v) Luminopia for patients with amblyopia, and (vi) metaME and their product Regulora for abdominal pain due to IBS. Other companies of which Pear is aware in the space that have not received FDA-authorization and are not authorized to make medical claims but may pursue FDA-authorization in the future include: (i) Click Therapeutics in Depression, (ii) Better Therapeutics in
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 34

Cardiometabolic, (iii) Cognoa in Autism, (iv) AppliedVR in Pain, (v) Orexo and GAIA AG in Depression, (vi) MedRhythms in Stroke, and (vii) Blue Note Therapeutics for Cancer Related Anxiety and Depression.
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
Under the terms of the ISF Agreement, we are required to pay a minimum annual royalty, capped at low-seven figures per year. From inception through December 31, 2022, we have paid ISF $2.6 million in minimum annual royalties, and for the year ended December 31, 2022, recorded annual minimum royalties payable of $1.0 million. The ISF Agreement also requires us to pay a royalty percentage in the low single digits on net sales of products covered by the in-licensed patents that do not include drugs. To date, no royalties have been paid on net sales of products covered by the in-licensed patents that do not include drugs. In addition, as to sales of products covered by the in-licensed patents that do include drugs, the ISF Agreement requires us to pay either (i) a royalty percentage on net sales in the low single digits or (ii) an annual fee based on net sales. To date, no royalties have been paid on net sales of products covered by the in-licensed patents that include drugs.
Under the ISF Agreement, ISF covenants that neither it nor any of its affiliates will sue or assert any claim against (or cause any third party to sue or assert any claim against) us for infringement of any patent covered under the ISF Agreement with respect to our permitted use of such patents under the ISF Agreement (the “Covenant”).
In consideration of the Covenant granted to us in the ISF Agreement, the ISF Agreement requires us to pay an annual covenant fee (the “Covenant Fee”) in a variable amount ranging from mid-to-high five digits to a low-six figures per year through December 2030. Through December 31, 2022, we have paid ISF $0.3 million in annual Covenant Fees.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 35

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
The Amended Red 5 Group License also requires us to pay a single digit royalty percentage on net revenue from integrated products. Through December 31, 2022, we have recorded $1.9 million in royalties to Red 5. We are also required to make annual maintenance fee payments capped at a sum in the low-six figures per year, creditable against future royalty and milestone payment obligations. From inception through December 31, 2022, we have recorded $1.0 million of annual maintenance fees under the terms of the agreement.
The Amended Red 5 Group License will continue in perpetuity unless terminated in accordance with its terms, under which Red 5 may terminate the license upon certain breaches by us of the terms of the license, and we may terminate the license 60 days after providing written notice to Red 5.
BeHealth Solutions, LLC
We entered into an assignment, license, and services agreement with BeHealth, effective March 24, 2018 (the “BeHealth Agreement”), which relates to software, documentation, and intellectual property rights in and to certain therapeutic content related to cognitive behavioral treatment for insomnia and other sleep disorders that BeHealth licensed from the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”).
Under the terms of the BeHealth Agreement, we paid an initial up-front fee in the mid-six figures to BeHealth, and during the year ended December 31, 2019, we paid a milestone payment to BeHealth of $0.8 million upon the FDA’s acceptance of a filing seeking marketing authorization for Somryst that was recorded as a research and development expense in the consolidated statement of operations and comprehensive loss for the period then ended. During the year ended December 31, 2020, we paid a milestone payment to BeHealth of $0.8 million upon the FDA’s marketing authorization of Somryst. The milestone payment was capitalized in other long-term assets and amortized on a straight-line basis to cost of revenue over the estimated useful life, which was ten years at initial recognition. During the year ended December 31, 2021, we recorded $1.0 million related to the achievement of a commercial milestone. Each such regulatory and sales milestone is payable only once, and no other milestone payment may become due and payable after March 24, 2028. In the future, should the Company pursue sales of Somryst and we meet the remaining commercial milestones, the Company could be obligated to make payments of up to an additional $26.0 million in the aggregate upon achievement of various annual commercial milestones and a mid-to-high-single-digit percentage royalty on net sales to BeHealth.
The Company’s forecasted future revenue and expense cash flow projections indicated the carrying amounts of this intangible asset was not recoverable, and therefore the Company recorded an impairment expense of $0.8 million, which is included in cost of revenue in the Company's consolidated statement of operations, during the year ended December 31, 2022.
Because the underlying license agreement (with exclusive rights relating to the content and non-exclusive rights relating to the underlying platform) between BeHealth and UVA LVG was assigned to us, we owe a royalty percentage in the mid-single digits on net sales of integrated products to UVA LVG. We have the right to sublicense our rights under the assigned license agreement, and we will be required to pay a percentage of such sublicense
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 36

income in the low-double digits to UVA LVG. We are required to make annual minimum royalty payments in the low-five figures to UVA LVG under the assigned license agreement, which payments are creditable against royalty payments on a year-by-year basis. Through December 31, 2022, we have recorded only de minimis royalties under the UVA LVG assigned license agreement, and we have paid de minimis royalties, $2.5 million in milestone payments, and $0.5 million in other fees to BeHealth. We have a buyout option in the assigned license agreement under which we may pay UVA LVG a lump sum of $1.0 million in exchange for a perpetual royalty-free license in the field.
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
(b)     provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; and
(c)     disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.
Intellectual Property
In addition to securing regulatory authorization for our PDTs, we make strategic use of various intellectual property regimes: patents, copyrights, trademarks, and trade secrets. We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on copyrights (including copyright registrations for product source code), on trademarks, and on trade secrets relating to our PDT product development to develop, strengthen, and maintain our proprietary position in the PDT field.
Our commercial success may depend in part on our ability to: consummate a strategic alternative, obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents, copyrights, trademarks, and other proprietary rights;
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 37

preserve the confidentiality of our trade secrets; and operate without infringing the valid, enforceable patents, and proprietary rights of third parties. Our ability to limit third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable licenses, patents, copyrights, or trade secrets that cover these activities. In some cases, enforcement of these rights may depend on third-party licensors or co-owners. With respect to both company-owned and licensed intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products.
Patent expiration dates noted below refer to statutory expiration dates and do not take into account any potential patent term adjustment or extension that may be available.
Solely Owned Patent Assets
We exclusively own eleven patent families directed to a variety of different aspects related to PDTs. One family is directed to ensuring data security in the treatment of diseases and disorders using digital therapeutics. One US patent has issued in this family and will expire in 2038. A continuation patent application has been filed claiming the benefit of the allowed application, and, if granted, will expire in 2038. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Europe, Japan, Singapore, New Zealand, China, Israel, Canada, and Australia; of those, patents have issued in Canada, New Zealand, Australia, Israel and Japan. Another family is directed to the optimization of buprenorphine induction. If granted, the patent(s) in this family would expire in 2039. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to the treatment of migraines. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to treating depressive symptoms associated with multiple sclerosis. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to clinical curation of crowdsourced data. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea. Another family is directed to visualizing and modifying treatment of a patient utilizing digital therapeutics. If granted, the patent(s) in this family would expire in 2040. A Patent Cooperation Treaty application has been filed in this family, but this application has lapsed. Another family is directed to generating and administering digital therapeutic placebo and shams. If granted, the patent(s) in this family would expire in 2041. A Patent Cooperation Treaty application has been filed in this family, and national phase entry applications have been filed in Australia, Canada, China, Europe, Israel, Japan, New Zealand, Singapore, and South Korea.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 38

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
Licensed Patent Assets
As discussed in “License Agreements - ISF” above, we are the exclusive licensee within a broad field of use to a portfolio of patents directed to combinational drug and prescription digital therapy treatment. Nineteen US patents have been allowed in this portfolio, the patents expiring between 2028 and, at the latest, 2036. Those patents encompass more than 550 granted claims directed to drug/software combinations and that may potentially cover aspects of current or future PDTs. As exclusive licensee, we have played a pivotal role in the prosecution of this portfolio.
Registered Copyrights
In addition to our portfolio of utility and design patents, we hold copyright in each of our PDTs and pursue federal copyright registration where appropriate. We have registered copyright in the source code for each of our commercial products with the US Copyright Office.
Registered Trademarks
Beyond patent and copyright protection, we also protect our valuable trademarks and associated brand recognition by registering trademarks with the US Patent and Trademark Office and in certain foreign jurisdictions. We own seven US trademark registrations covering goods and services in multiple classes. Our federally registered trademarks are PEAR THERAPEUTICS, the Pear logo, RESET, RESET-O, and SOMRYST. Our pending application to register RESET-A and one of our RESET trademark registrations are the subject of ongoing opposition and cancellation proceedings, respectively, and decisions in our favor in prior opposition and cancellation proceedings brought by the same entity related to other RESET and RESET-O trademark applications and registrations, respectively, are the subject of an appeal pending in a federal district court in California. We have registered PEAR THERAPEUTICS in the European Union. We have registered SOMRYST in the United Kingdom.
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
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and coverage may be more limited than the purposes for which the product is approved by FDA or comparable foreign regulatory authorities. In the US, a key decision-maker about reimbursement for new products is the Centers for Medicare & Medicaid Services (“CMS”), an agency within the US Department of Health and
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 39

Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and several US private payors tend to follow CMS to some degree.
In determining reimbursement, payors generally consider whether the product is:
•a covered benefit under its health plan;
•safe, effective, and medically necessary;
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
Healthcare Laws and Regulations
Pear is subject to applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the US federal Anti-Kickback Statute and the US federal False Claims Act, which may constrain the business or financial arrangements, and relationships through which Pear sells, markets, and distributes Pear’s products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, clinicians and third-party payors), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs, and other business arrangements generally. Pear also may be subject to patient information and privacy and security regulation by both the federal government and the states in which Pear conducts its business. The applicable federal and state healthcare laws and regulations that may affect Pear’s ability to operate include, but are not limited to:
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 40

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
Additionally, Pear is subject to state equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many states in the US have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to Pear’s business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. Several states also impose other marketing restrictions or require medical device manufacturers to make marketing or price disclosures to the state, and may also require that medical device manufacturers, such as Pear, maintain licenses to manufacture and/or distribute products within their state. State laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 41

often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if Pear fails to comply with an applicable state law requirement, Pear could be subject to penalties.
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
Federal and state consumer protection laws are increasingly being applied by the FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
The security measures that Pear and Pear’s third-party vendors and subcontractors have in place to ensure compliance with privacy and data protection laws may not protect Pear’s facilities and systems from security breaches, ransomware acts of vandalism or theft, computer viruses, misplaced or lost data, programming, and human errors or other similar events. Even though Pear provides for appropriate protections through Pear’s agreements with Pear’s third-party vendors, Pear still has limited control over their actions and practices. A breach of privacy or security of personally identifiable health information may result in an enforcement action, including criminal and civil liability, against us. Pear is not able to predict the extent of the impact such incidents may have on Pear’s business. Enforcement actions against Pear could be costly and could interrupt regular operations, which may adversely affect Pear’s business. While Pear has not received any notices of violation of the applicable privacy and data protection laws, and we believe Pear is in compliance with such laws, there can be no assurance that Pear will not receive such notices in the future.
There is ongoing concern from privacy advocates, regulators, and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. Pear expects that there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the US, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020 and has been amended several times. Effective January 1, 2023, a new California privacy law, the CPRA, (with certain provisions having retroactive effect to January 1, 2022) went into effect. The CPRA creates additional obligations with respect to processing and storing personal information. Other states in the Unites States also are considering omnibus privacy legislation, and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA contains exceptions for certain activities involving protected health information already regulated under HIPAA, Pear cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on Pear’s business.
Healthcare Legislative Reform
In both the US and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact Pear’s ability to sell Pear’s products profitably. In particular, in 2010, the ACA was enacted, which contained a number of measures aimed at controlling healthcare costs.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and Pear expects there will be additional challenges and amendments to the ACA in the
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 42

future. Additionally, the Trump administration issued various Executive Orders which eliminated cost-sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Further, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. Pear cannot predict what affect further changes to the ACA would have on Pear’s business, especially given the new administration.
Other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, as well as subsequent legislation, suspended the sequestration payment adjustment percentage of 2% applied to all Medicare Fee-for-Service claims from May 1, 2020 through March 31, 2022. Sequestration resumed at 1% for dates between April 1, 2022 and June 30, 2022, and then increased to the pre-pandemic level of 2% for dates after July 1, 2022.
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
FDA Regulation
United States
Pear’s PDTs are medical devices subject to extensive and ongoing regulation by FDA under the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations, as well as other federal and state regulatory bodies in the US The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance, authorization, or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 43

administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties, mandatory recalls, and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.
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
FDA’s Pre-market Clearance, Authorization, and Approval Requirements
Each prescription digital therapeutic Pear seeks to commercially distribute in the US will require either a prior de novo authorization, 510(k) clearance, unless it is exempt, or a Premarket Approval (“PMA”) from FDA under its medical device authorities. Generally, if a new device has a predicate that is already classified as Class II, FDA will allow that new device to be marketed under a 510(k) clearance. If there is no legally marketed predicate device and general controls alone or with special controls provide reasonable assurance of safety and effectiveness, FDA will allow the new device to be marketed under a de novo authorization; otherwise, a PMA is required. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FD&C Act, such as provisions that relate to: adulteration; misbranding; registration and listing; notification; records and reports; and good manufacturing practices. Class II devices are moderate risk. They are subject to general controls and may also be subject to special controls. Special controls include, for example, performance standards, post market surveillance, patient registries and guidance documents. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the US unless FDA approves the device after submission of a PMA. However, there are some Class III devices for which FDA has not yet called for a PMA. For these devices, the manufacturer must submit a pre-market notification and obtain 510(k) clearance in order to commercially distribute these devices. FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner. There is no guarantee that a submission to FDA will result in a clearance, authorization, or approval. In addition, various review processes and goals to which applications are currently subject are the result of Medical Device User Fee Act (“MDUFA”) IV,
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 44

which expires after September 30, 2022; negotiations for enactment of a MDUFA V law and adoption of associated goals are ongoing.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 45

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 46

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
Clinical Trials
Clinical trials are almost always required to support a PMA, are often required for a de novo authorization, and are sometimes required for 510(k) clearance. Clinical trials may also be conducted or continued to satisfy post-approval requirements for devices with PMAs. In the US, for significant risk devices, these trials require submission of an application for an investigational device exemption (“IDE”) to FDA prior to initiating clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by FDA for a specific number of patients at specified study sites. A 30-day waiting period after the submission of each IDE is required prior to the commencement of clinical testing in humans. If the FDA disapproves the IDE within this 30-day period, the clinical trial proposed in the IDE may not begin. During the trial, the clinical trial sponsor must comply with FDA’s IDE requirements for investigator selection, trial monitoring, reporting and recordkeeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and recordkeeping requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by FDA and the appropriate institutional review boards (“IRBs”) at the clinical trial sites. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. A nonsignificant risk device does not require FDA approval of an IDE; however, the clinical trial must still be conducted in compliance with various requirements of FDA’s IDE regulations and be approved by an IRB at the clinical trials sites. FDA or the IRB at each site at which a clinical trial is being performed may withdraw approval of a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and effectiveness of the device, may be equivocal or may otherwise not be sufficient to obtain approval, authorization, or clearance of the product.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 47

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
•corrections and removal reporting regulations, which require that manufacturers report to FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FD&C Act that may present a risk to health; and
•post market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
FDA regulations require manufacturers to register with FDA and to list the devices they market. Additionally, the California Department of Health Services (“CDHS”) requires manufacturers to register within the state. Following these registrations, FDA and CDHS inspect manufacturers on a routine basis for compliance with the QSR and applicable state regulations. These regulations require that Pear manufacture Pear’s products and maintain related documentation in a prescribed manner with respect to manufacturing, testing and control activities. Other states might also require non-resident licenses concerning distribution of devices into their states. Pear is also subject to other federal, state and local laws and regulations relating to safe working conditions, laboratory and manufacturing practices. Failure to comply with applicable regulatory requirements can result in enforcement action by FDA or state authorities, which may include any of the following sanctions:
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 48

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
Human Capital
The Company believes it has a talented, motivated, and dedicated team. Management is committed to supporting the development of all of its team members and continuously building on its strong culture that operates at the intersection of biology and software technology. As of December 31, 2022, we had approximately 200 employees, that includes, primarily full-time employees but also part-time employees and interns. We also engage consultants and temporary workers when needed. No employees were represented by labor unions or subject to collective bargaining agreements.
On July 25, 2022, the Company restructured of its operations and executed a reduction in workforce of 25 full-time employees. On November 14, 2022, the Company announced a second reduction in workforce, further reducing our headcount by approximately 59 employees.
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
During the COVID-19 pandemic, we have taken and continue to take necessary actions to safeguard the health of our employees. Steps we have taken include enhancing office safety measures, encouraging hygiene practices
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 49

advised by health authorities, restricting non-essential business travel at certain times during the pandemic, requiring proof of COVID-19 vaccinations, including booster shots as applicable, for employees, visitor protocols, and flexibility in remote working for all of our employees, which has continued to evolve. We continue to actively monitor risks related to COVID-19 and proper application of our safety protocol to remain aligned with federal, state, and local laws, regulations, and guidelines. We are committed to providing consistent, transparent communication to employees around safe practices, quarantine and testing protocols, vaccine availability, and policies and procedures for safely returning to office work for those employees. We believe our technology platform will continue to support the effectiveness of our employees that choose to work remotely. Our employees and their families are also supported with access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health.
Inclusion and Diversity
The Company is committed to actively recruiting from diverse backgrounds, providing training and development opportunities, fostering an inclusive culture, and ensuring equitable pay for employees, and is continuing to focus on increasing diverse representation at every level of the Company. As of December 31, 2022, our board of directors was comprised of three female directors and four male directors, and our executive team was comprised of three female officers and four male officers.

Two female officers departed the Company, Kathy Jeffery, our Chief People Officer, departed on February 17, 2023, and Julia Strandberg, our Chief Commercial Officer, departed on March 10, 2023.

As of December 31, 2022, our leadership team was comprised of seven women and six men; one male vice president departed the Company in March 2023. Three female vice presidents and one male vice president will be departing the Company in April 2023.

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
Pear has a number of Employee Resource Groups: employee-led, voluntary groups, based around a shared interest or goal, and aligned with the mission and objectives of the company. The following are our current Employee Resource Groups and their missions:
•DEI Committee - to enable a diverse, inclusive, and engaging organization capable of leveraging our differences and to outperform, innovate, and lead the way in enhancing diversity, equity, and inclusion within healthcare;
•Pear Women & Allies - to create and maintain a strong environment that focuses on development, mentoring, leadership, and empowering women’s success at Pear and to be the leading digital health company for women employees;
•Employee Engagement Council - a cross-functional and cross-geographic team empowered to improve the employee experience at Pear; and
•Fun Committee: To support Pearmates by encouraging them to take a moment out of their day to have some fun!
Engagement
The Company believes that open and honest communication among Pearmates, managers, and leadership fosters an open, collaborative work environment where everyone can participate, develop and thrive. Pearmates are encouraged to come to their managers with questions, feedback, or concerns, and we regularly conduct surveys
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 50

that gauge employee sentiment in areas like the Company culture, communication, leadership, work environment, well-being, rewards and recognition, compensation and benefits, and career development.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information about issuers, like us, that file electronically with the SEC. We also maintain a website at https://peartherapeutics.com/. We make available, free of charge, on our investor relations website at https://investors.peartherapeutics.com/financial-information/sec-filings, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the SEC. Information contained on our website is not a part of or incorporated by reference into this or any other report we file with or furnish to the SEC.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 51

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
Risks relating to our Strategic Alternative Process, Potential Strategic Transaction, and Financial Position:
•We have decided to seek a strategic acquisition, business combination, partnership or other change of control transaction, and there is no guarantee that this strategic path will be successful.
• If we are unable to successfully complete a strategic acquisition, we may be forced to cease operations altogether or file for bankruptcy protection.
•We may not realize any additional value in a strategic transaction.
•If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
•We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring activities and our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
•We may become involved in securities litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
• We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, we need substantial funding, and if we are unable to raise capital on favorable terms, our business, financial condition, and results of operation could be materially and adversely affected.
•We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•Our credit agreement with Perceptive Credit Holdings III, LP restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.
•Perceptive claims that certain events of default have occurred under the Perceptive Credit Facility. Upon the occurrence of an Event of Default, Perceptive may declare the full amount outstanding under the Perceptive Credit Agreement due and payable, which would materially and adversely affect our ability to continue operations.
•The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 52

•A limited number of healthcare insurers have agreed to reimburse purchases of our products, and there is no assurance that healthcare insurers will agree to reimburse purchases of our products in the future.
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
Risks relating to our regulatory compliance and legal matters include:
• We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations, including US Food and Drug Administration (“FDA”) and Federal Trade Commission (“FTC”) regulatory requirements and laws pertaining to fraud and abuse in healthcare, that affect nearly all aspects of our operations. Failure to comply with these laws, rules and regulations, or to obtain and maintain required licenses, could subject Pear to enforcement actions and might require Pear to recall or withdraw a product from the market or cease operations.
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
Risks relating to our financial reporting include:
•As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in the accuracy of our financial reports, which would harm our business and the trading price of our Class A common stock.
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
• If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our securities.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 53

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
Risks Related to Strategic Alternative Process, Potential Strategic Transaction, and Financial Position
We have decided to seek a strategic acquisition, business combination, partnership or other change of control transaction, and there is no guarantee that this strategic path will be successful.
We have engaged MTS Health Partners, L.P. (“MTS”) as our advisor to assist with the exploration of strategic alternatives. MTS is providing a range of advisory services aimed to enhance stockholder value. The alternatives to be considered may include, but are not limited to, the sale of all or substantially all of our assets; a strategic merger or other business combination transaction; or another change of control transaction between us and a third party. We have and expect to continue to devote substantial time and resources to exploring such strategic alternatives; however, there is no set time frame and there can be no assurance that such activities will result in any agreements or transactions that will enhance stockholder value. Evaluating a strategic alternative may divert the attention of our management from ordinary operating matters. The identification, negotiation, and completion of any such transaction may also require more time and cash resources than we anticipate. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders.
There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to consummate a strategic transaction, or if made that the terms thereof will be acceptable to us. If any definitive offer to consummate a strategic transaction is received, there can be no assurance that a definitive agreement will be executed or that, if a definitive agreement is executed, the transaction will be consummated. In addition, there can be no assurance that any transaction, involving our company and/or assets, that is consummated would enhance stockholder value.
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks, including increased near-term or long-term expenditures, exposure to unknown liabilities, incurrence of substantial debt, higher-than-expected acquisition and integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in combining the operations and personnel of any merged businesses with our operations and personnel, impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership, and inability to retain key employees of our company or any acquired businesses. If a strategic alternative is not completed, we may be subject to a number of material risks or suffer a number of consequences that may adversely affect our business, financial results, and operations.
If we are unable to successfully complete a strategic transaction, we may be forced to cease operations altogether or file for bankruptcy protection.
There can be no assurance that any of our plans will be successful or that additional capital will be available to us on reasonable terms, or at all, when needed or that we will successfully complete a strategic transaction. If we do not maintain governmental approval for our products, or if we are unsuccessful in our commercial efforts to sell our products, our business would experience significant harm. If we are unable to obtain sufficient additional
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 54

capital or to conclude a successful strategic transaction, we may be forced to defer, reduce or eliminate significant planned expenditures, restructure, curtail, or eliminate some or all of our commercial operations, dispose of technology or assets including intangible assets, conclude a strategic transaction that is unfavorable to stockholders, enter into arrangements that may require us to relinquish rights to certain of our products or product candidates, technologies or potential markets, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy protection.
Our board of directors remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the company and its stockholders. There can be no assurance, however, that the company’s current strategic direction, or the board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value.
In addition, given the substantial restructuring of our operations and reduction in force over the last year, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.
We may not realize any additional value in a strategic transaction.
Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets. Further, the continued commercialization of our existing products, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue to commercialize our existing products, development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.
Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:
•     inability to retain key employees of our company or any merged business;
•increased near-term and long-term expenditures;
•     exposure to unknown liabilities;
•    higher than expected acquisition or integration costs;
•     incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•    write-downs of assets or incurrence of non-recurring, impairment or other charges;
•     increased amortization expenses;
•     difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•     impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and
•     possibility of future litigation.
Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 55

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring activities and our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.
On July 25, 2022 and November 14, 2022, we restructured our operations to narrow our near-term business focus and reduce our workforce by approximately 9% and 22% of our then headcount, respectively, primarily due to the ongoing decline in the macroeconomic environment. Our restructuring included external and internal cost reductions in almost all areas of our business. We focused and will continue to focus cost reductions on pipeline candidates, discovery programs, business development, and our dual platform in order to prioritize certain commercial efforts at that time. The reductions in workforce decreased overall headcount by a total of approximately 84 employees. Our headcount has reduced from approximately 300 as of June 30, 2022 to approximately 200 as of December 31, 2022.
We believe these changes were needed to streamline our organization and reallocate our resources to better align with our current strategic goals, including our current focus on pursuing strategic alternatives. However, these expense reduction measures have and may continue to yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reductions in workforce, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our results of operations or financial condition. See Note 15, “Restructuring Charges” in the accompanying notes to the consolidated financial statements included in Part II, Item 8, of this Form 10-K and the “Restructuring and Reductions in Workforce” under Recent Events within Part II Item 7 for further discussion of our current restructuring activities and future anticipated cost savings.
Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In February 2023, Pear engaged an investment bank to explore the potential for an acquisition, company sale, merger, divestiture of assets, licensing, or other strategic transactions and/or seeking additional financing. There is no set timetable for this process and there can be no assurance that this process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms. If the Company is unable to complete a transaction, it may be required to seek a reorganization, liquidation, or other restructuring. In addition, our cash conservation activities, as well as the announcement that we are seeking strategic alternatives, may yield unintended consequences, such as attrition beyond our planned reductions in workforce that took place during 2022 and reduced employee morale, which may cause remaining employees to seek alternative employment. Two officers departed the Company, Kathy Jeffery, our Chief People Officer, departed on February 17, 2023, and Julia Strandberg, our Chief Commercial Officer, departed on March 10, 2023 to pursue other opportunities. In addition, our Vice President, Market Affairs, departed the Company in March 2023 to pursue other opportunities. In addition, four vice presidents will be departing the Company in April 2023. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.
We may become involved in securities litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.
In the past, securities litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.
We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern, we need substantial additional funding, and if we are unable to raise capital when needed or on terms favorable to us, our business, financial condition, and results of operation could be materially and adversely affected.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 56

We may be forced to wind-down our operations if we are unable to consummate a strategic transaction and/or obtain sufficient funding.
As of December 31, 2022, we had cash and cash equivalents totaling $48.3 million, and there is substantial doubt about our ability to continue as a growing concern. Based on our current operating plans, we do not have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures for at least the next 12 months from the filing date of this Annual Report on Form 10-K.
In addition, we regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000, such as amounts to secure the letter of credit related to the lease of our San Francisco office in the amount of $0.4 million. On March 10, 2023, the issuer of the landlord’s letter of credit, Silicon Valley Bank, was placed into receivership with the FDIC. Since that date the obligations of Silicon Valley Bank have been assumed by First-Citizens Bank & Trust Company. The landlord has demanded a replacement letter of credit by no later than April 21, 2023. While we monitor the cash balances in our operating accounts on a daily basis and adjust the balances as appropriate, these balances could also be impacted from time to time. While the cash and cash equivalents are spread across various third party financial institutions, they are generally accessed through one main financial institution. Should that financial institution cease to exist, or is subject to other adverse conditions in the financial or credit markets there could be a material adverse effect on our business if we are not able to immediately access the funds in other third-party financial institutions. We can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial and credit markets.

In addition, our estimates of cash and cash equivalents needed to fund operation may prove to be wrong, and we could use our available capital resources sooner than expected. We require additional capital to sustain our operations, including our development programs.
On January 3, 2023, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) and Virtu Americas LLC (“Virtu” and, collectively with Wainwright, the “Managers” and each, a “Manager”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), for aggregate gross proceeds of up to $150 million (the “Shares”). To date, we have sold an aggregate of 843,281 shares of Class A common stock pursuant to the ATM Agreement resulting in net proceeds of approximately $1.0 million. Our ability to raise additional funds under the ATM Agreement is subject to market conditions and other factors that may be outside of our control.

In February 2023 we began working with MTS Health Partners, L.P. (“MTS”), an investment bank, to assist with the exploration of strategic alternatives that may include, but are not limited to, the sale of all or substantially all of our assets; a strategic merger or other business combination transaction; or another change of control transaction between us and a third party.
We may seek additional funds through equity or debt financings or through collaborations, licensing transactions or other sources that may be identified through our strategic process. However, there can be no assurance that we will be able to complete any such transactions on acceptable terms or otherwise. The failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations, and financial condition. These factors raise substantial doubt about our ability to continue as a going concern.
We do not currently have any commitments for future funding or additional capital. As such, we have paused or significantly scaled back the development or commercialization of our future product candidates or other research and development initiatives and our commercial activities are not being sufficiently funded. If we are unable to complete a strategic transaction or raise additional capital in sufficient amounts, we will not be able to continue our business and we may need to file for bankruptcy protection.
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 57

We are not profitable and have incurred significant net losses since our inception. We incurred net losses of $75.5 million and $65.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $323.5 million. If we are able to continue as a going concern, which would require a transaction such as a strategic alternative, we expect to continue to incur significant losses for the foreseeable future. We expect to incur significant losses and negative cash flow from operations for the foreseeable future. We face a variety of challenges and risks that we will need to address and manage as we pursue our strategy, including our ability to achieve adequate payor coverage, develop and retain an effective sales force, and more broadly our workforce, achieve market acceptance of PDTs among physicians, patients and third-party payors, and in the future when adequate capital is available, to expand the use of PDTs to additional therapeutic indications. Because of the numerous risks and uncertainties associated with our commercialization efforts to increase adoption of our FDA approval we are unable to predict the timing or amount of increased expenses, or when, if ever, we will be able to achieve or maintain profitability. We expect to continue to incur substantial net losses and negative cash flows from operations as we commercialize our three existing products. We intend to continue to make targeted investments in building our US commercial infrastructure.
Based on our recurring losses and expectations to incur significant expenses and negative cash flow for the foreseeable future, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2022 and December 31, 2021, expressing substantial doubt about our ability to continue as a going concern.
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
To date, we have financed our operations principally from the closing of the Business Combination with Thimble Point Acquisition Corp. (“THMA”), the sale of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, and proceeds from borrowings under a credit facility. Historically the revenue from product sales and collaboration agreements have not covered the full cost of our operations. Our cash flow from operations was negative for the years ended December 31, 2022 and 2021. We may not generate positive cash flow from operations or achieve profitability for the foreseeable future. Our limited operating history may make it difficult for you to evaluate our current business and future prospects. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Our credit agreement with Perceptive Credit Holdings III, LP restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.
Our secured Amended and Restated Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, as lender (the “Perceptive Credit Facility”) is collateralized by substantially all of our assets, including our intellectual property, and imposes significant operating and financial restrictions and limit our ability and our other restricted subsidiaries’ ability to, among other things:
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 58

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
We were not in compliance with the trailing twelve month revenue covenants as of December 31, 2022, and will not be in compliance with the trailing twelve month revenue covenants for the quarter ended March 31, 2023. However we requested and were granted a waiver on the trailing 12-month revenue requirement for both the quarter ended December 31, 2022 and March 31, 2023, respectively. In addition, on February 28, 2023, the Company also obtained a waiver pertaining to the existence of a “going concern” qualification in the accompanying opinion of the Company’s auditors in this Form 10-K and any resulting event of default.
We cannot guarantee that we will be able to maintain compliance with the covenants under the Perceptive Credit Facility in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our failure to comply with the restrictive covenants described above could, and our interest payment default will, result in an event of default under the credit agreement. An event of default will also occur if, among other things, a material adverse change in our business, operations or condition occurs, which could potentially include a material impairment of the prospect of our repayment of any portion of the amounts we owe under the credit agreement. In the case of a continuing event of default under the credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest under the credit agreement, or otherwise exercise the rights of a secured creditor. If we are forced to refinance these borrowings on less favorable terms, our business, results of operations and financial condition could be adversely affected and If we are unable to obtain sufficient additional capital or to conclude a successful strategic transaction, we may be forced to defer, reduce or eliminate significant planned expenditures, restructure, curtail, or eliminate some or all of our commercial operations, dispose of technology or assets, conclude a strategic transaction that is unfavorable to stockholders, enter into arrangements that may
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 59

require us to relinquish rights to certain of our product candidates, technologies or potential markets, delay or stop ongoing clinical trials, cease operations altogether or file for bankruptcy protection. See Note 7, Indebtedness, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our Perceptive Credit Facility.
Perceptive claims that certain events of default have occurred under the Perceptive Credit Facility. Upon the occurrence of an Event of Default, Perceptive may declare the full amount outstanding under the Perceptive Credit Agreement due and payable, which would materially and adversely affect our ability to continue operations.
Perceptive has alleged that certain events of default have occurred and are continuing under our secured Perceptive Credit Facility. Perceptive has not delivered any formal notice of an Event of Default. We dispute the allegations and are in discussions with Perceptive to resolve this dispute and otherwise to address our obligations under the Perceptive Credit Facility.
There can be no assurances that our discussions with Perceptive will result in any resolution or that we will be able to resolve the alleged events of default or that any resolution, or the lack of any resolution, will not result in Perceptive exercising remedies under the Perceptive Credit Facility. In the case of a continuing Event of Default under the Perceptive Credit Facility, Perceptive could elect to declare all amounts outstanding to be immediately due and payable, proceed against the collateral in which we granted the lenders a security interest, or otherwise exercise the rights of a secured creditor. There can be no assurances that Perceptive will not declare a Default and attempt to accelerate the payment of all amounts due thereunder. If the acceleration were to occur, we could also be required to pay a prepayment penalty of $3.6 million.
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
Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:
•our ability to consummate a strategic alternative;
•an event of default under our Perceptive Credit Facility, which Perceptive has alleged currently exists;
•any change in the competitive landscape of our industry, including consolidation among our competitors or partners or as a result of COVID-19;
•our ability to attract, hire and retain qualified personnel;
• the level of demand for our products from patients, health care providers and payors;
•the risk/benefit profile, cost and reimbursement policies with respect to our products;
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 60

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
In the US, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to the ability of patients to afford treatments and achieve new product acceptance. Currently, there is no Medicare benefit category for prescriptions digital therapeutics, and it is unlikely that there will be such a benefit category unless and until Congress passes federal legislation. Our ability to successfully commercialize our products will depend in part on the extent to which coverage and adequate
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 61

reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of products, and of product candidates that we may identify, will depend substantially on the extent to which the costs to users of such products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 62

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
Our success depends in large part on our ability to attract and retain high-quality management in sales, market access, product development, software engineering, marketing, operations, finance and support functions. We compete for qualified technical personnel with other life sciences and information technology companies.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 63

Competition for qualified employees is intense in our industry, particularly for software engineers, and the loss of even a few qualified employees, or an inability to attract, train, retain and motivate additional highly skilled employees required for the planned expansion of our business could harm our operating results and impair our ability to grow. The loss of one or more of our key employees, such as Julia Strandberg, our Chief Commercial Officer, in March 2023, who left to pursue other opportunities, and any failure to have in place and execute an effective succession plan for key executives, could seriously harm our business. In addition, our Chief People Officer departed in February 2023 and one of our vice presidents departed the Company in March 2023 to pursue other opportunities. An additional four vice presidents will be departing the Company in April 2023.
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
Moreover, decreases in the value of our Class A common stock will impact the perceived value of employee equity awards, which may materially and adversely affect our ability to attract and retain key employees. If we do not maintain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that materially and adversely affect our ability to support our programs and operations. Employees may also receive proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.
In addition, our future also depends on the continued contributions of our senior management team and other key personnel, each of whom would be difficult to replace. In particular, Corey McCann, our President and Chief Executive Officer, and Christopher Guiffre, our Chief Financial Officer and Chief Operating Officer, are critical to our future vision and strategic direction. Our key employees are at-will, and we do not maintain key person life insurance for some of our key employees.
In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business, such as the departure of Julia Strandberg, our Chief Commercial Officer, in March 2023 who left to pursue other opportunities. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business, results of operations and financial condition could be harmed.
We rely significantly upon Access Agreements from third-parties for the sale of our products and, if the opportunities for Access Agreements decline, such reliance could adversely affect our results.
While we anticipate reimbursement will become a more prominent portion of our overall revenue over time, we are currently reliant upon Access Agreements to generate revenue for the products we provide. Until we can consistently rely on the more conventional reimbursement pathways (e.g., those utilized by drug manufacturers), our revenue will be primarily driven by these Access Agreements. Generating revenue from Access Agreements has risk because they typically have a lengthy sales and contracting process. In addition, each Access Agreement represents a relatively large percentage of quarterly revenue and any failure or delay in the sales or contracting process for a single Access Agreement can have a disproportionate impact on the Pear’s revenue performance for the given period. Finally, Access Agreements tend to be funded by governmental resources which adds risk to completing any agreement in a timely manner.
These agreements have varying terms and generally may be revised or terminated for various reasons generally by Pear and in certain circumstances by the Customer. Any failure to maintain existing Access Agreements or enter into new Access Agreements with less favorable terms than currently in place could have a material effect on our results of operations and financial condition. In addition, there can be no assurance that we will be able to generate sufficient revenue from Access Agreements to become profitable.
Similarly, our revenue could be materially and disproportionately impacted by the purchasing decisions of this limited customer base. In the future, our Access Agreement customers may decide to purchase less product from us than they have in the past, may alter purchasing patterns at any time with limited notice, or may decide not to
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 64

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 65

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 66

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
While our market is in an early stage of development, it is evolving rapidly and becoming increasingly competitive, and we expect it to attract increased competition. We currently face competition from a range of companies. Our competitors include both enterprise companies who are focused on or may enter the healthcare industry, including initiatives and partnerships launched by these large companies, and from private companies that offer solutions for specific chronic conditions. We compete with pharmaceutical and biotechnology companies that are developing treatments for addiction and insomnia, including Alkermes and their product Vivitrol, Orexo and their product Zubsolv, Sandoz and their product Suboxone, Braeburn and their product Brixadi, Pfizer and their product Halcion, Merck and their product Belsomra, Sunovion and their product Lunesta and Sanofi and their product Ambien. In the digital health space we compete with companies that have created non-regulated products to treat addiction and insomnia such as Dynamicare, CBT4CBT, Pzizz, Headspace, Calm, Orexo and their product Modia, and Big Health and their product Sleepio. These and other companies, which may offer their solutions at lower prices, are continuing to develop additional products and becoming more sophisticated and effective. Competition from wellness apps, which are not authorized by the FDA but may attract consumers for other reasons, and from other parties will result in continued pricing pressures, which are likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.
Our ability to compete effectively depends on our ability to distinguish our company and our solution from our competitors and their products.
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
To date, a limited number of healthcare insurers have agreed to reimburse purchases of reSET, reSET-O, and Somryst. We depend upon revenue from sales of reSET, reSET-O, and Somryst, and in turn on reimbursement from third-party payors for such products. The amount that we receive as payment for our products may be materially and adversely affected by factors cannot control, including federal or state regulatory or legislative changes, and
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 67

cost-containment decisions and changes in reimbursement schedules of third-party payors. Any reduction or elimination of these payments could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
If we are unable to expand our marketing capabilities, which will be impacted by our available resources, we may not be able to effectively expand the scope of our ability to attract new customers. Relatedly, if any of our advertising platforms significantly increase their advertising fees, our ability to expand our marketing reach will be greatly impeded. Any such failure could adversely affect our reputation, revenue, and results of operations.
Failure to adequately expand our direct sales force may impede our growth.
We believe that our future growth will depend in part on the continued development of our direct sales force and its ability to obtain new customers and to manage our existing customers. Identifying and recruiting qualified personnel and training and managing a geographically dispersed sales team requires significant time, expense, and attention. In March 2023, our Chief Commercial Officer and VP, Market Access both resigned. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop, and retain sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer, and our growth will be impeded.
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
If we cannot maintain our corporate culture, we could lose the innovation, collaboration, and focus on the mission that contribute to our business.
We believe that our culture has been and will continue to be a critical contributor to our success. We believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our status as a
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 68

public company may result in a change to our corporate culture, which could harm our business. Our reductions in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.
Business or economic disruptions or global health concerns could seriously harm our business.
Broad-based business or economic disruptions could adversely affect our business and the sale of our products. For example, in March 2020, the World Health Organization declared COVID-19 a global pandemic. This outbreak resulted in extended shutdowns of certain businesses throughout the world. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through December 31, 2022, COVID-19 continues to present risks to the Company, and we continue to closely monitor the impact of the pandemic on all aspects of our business. Global health concerns, such as the COVID-19 pandemic, can impact healthcare industry spending for our products, adversely affect demand for our products, affect the ability of our sales team to travel to potential customers and the ability of our professional services teams to conduct in-person services and trainings, impact expected spending from new customers, negatively impact collections of accounts receivable, which could have a material adverse effect on our business and our results of operation and financial condition.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 69

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 70

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 71

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
These and other outcomes may: result in the loss of a substantial number of existing customers or prohibit the acquisition of new customers; cause us to pay license fees for intellectual property we are deemed to have infringed; cause us to incur costs and devote valuable technical resources to redesigning our products; cause our cost of revenues to increase; cause us to accelerate expenditures to preserve existing revenues; materially and adversely affect our brand in the marketplace and cause a substantial loss of goodwill; cause us to change our business methods or products; and require us to cease certain business operations or offering certain products or features.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 72

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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world is expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as laws in the US. For instance, following Russia’s invasion of Ukraine in February 2022, the US government levied sanctions against Russia, and Russia responded by issuing a decree that removes protections for some patent holders who are registered in unfriendly countries, including the US. Accordingly, the USPTO has terminated its engagement with officials from intellectual property agencies in Russia. This reaction from a globally significant nation sets an unwieldy precedent, wherein other countries may now be expected to respond to political sanctions by extinguishing the intellectual property rights of those it deems “unfriendly.” Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the US where we have issued patents, or from selling or importing products made using our inventions in other jurisdictions. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we do not have patent protection or where we have patent protection but where enforcement is not as strong as that in the US. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competition.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 73

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
In the ordinary course of our business, we have and may continue to enter into collaborations, in-licensing arrangements, joint ventures, or strategic alliances to develop PDTs and to pursue new markets. Proposing, negotiating, and implementing collaborations, in-licensing arrangements, joint ventures, and strategic alliances may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms, or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products.
Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. Some of our current license agreements impose various development, diligence, commercialization or sublicensing, and other obligations. In spite of our efforts, a current or future licensor might conclude that we have materially breached our obligations under such license agreements and seek to terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. Furthermore, if any conflicts arise with our current or future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborators’ or our future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. The agreements under which we may license intellectual property or technology from third parties may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Further, these transactions and arrangements are contractual in nature and may be terminated or dissolved under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium. If any of these various collaborations were terminated, or if the underlying patent rights licensed thereunder fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek marketing authorization
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 74

of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates.
Our products utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could negatively affect our business.
We have chosen, and we may choose in the future, to use open source software in our products. We use various software composition tools, including Veracode and SonarQube, which are designed to monitor risks related to licenses and vulnerabilities related to open-source software. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses may contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 75

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 76

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 77

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 78

reSET-O is used in combination with buprenorphine which exposes us to additional risks.
reSET-O is FDA-authorized for treatment of OUD in combination with buprenorphine. We are subject to the risk that the FDA could revoke approval of buprenorphine or that safety, efficacy, manufacturing or supply issues could arise with buprenorphine. This could materially and adversely affect reSET-O’s commercial success. Furthermore, if buprenorphine and/or buprenorphine/Naloxone are utilized less due to other medications being used more frequently this could have a negative impact on the use of reSET-O.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 79

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 80

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 81

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 82

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
Other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as well as subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022. Sequestration resumed at 1% for dates between April 1, 2022 and June 30, 2022, and then increased to the pre-pandemic level of 2% for dates after July 1, 2022. Proposed legislation, if passed, would introduce another suspension until the end of the pandemic.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels in the US directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 83

regulatory clearance, authorization, or approval and that may affect our overall financial condition and ability to develop product candidates. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory clearance, authorization, or approval that may have been obtained and we may not achieve or sustain profitability.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 84

any notices of violation of the applicable privacy and data protection laws and believe we are in compliance with such laws, there can be no assurance that we will not receive such notices in the future.
There is ongoing concern from privacy advocates, regulators and others regarding data privacy and security issues, and the number of jurisdictions with data privacy and security laws has been increasing. Also, there are ongoing public policy discussions regarding whether the standards for de-identification, anonymization, or pseudonymization of health information are sufficient, and the risk of re-identification sufficiently small, to adequately protect patient privacy. We expect there will continue to be new proposed and amended laws, regulations and industry standards concerning privacy, data protection and information security in the US, such as the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, and has been amended several times. Other US states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA contains exceptions for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA or other such future laws, regulations and standards may have on our business.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 85

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
Internationally, virtually every major jurisdiction has established its own data security and privacy legal framework. For instance, in May 2018, the European General Data Protection Regulation, or GDPR, came into effect and established requirements applicable to the handling of personal data and may result in fines up to €20 million (approximately $21.4 million based on current exchange rates) or up to 4% of annual global revenue in the preceding financial year, whichever is higher, and other administrative penalties. In many European jurisdictions enforcement actions and consequences for non-compliance are also rising. Our approach with respect to the GDPR and other data protection legislation may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 86

and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with these legal frameworks when looking to expand or business outside of the US.
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
Our PearConnect platform provides patients and physicians with the ability to, among other things, provide (i) access to the PearMD Clinician Dashboard; (ii) an end-to-end patient service center; and (iii) a data analytics system configured to aggregate patient engagement, adherence, and clinical outcome data for insight generation. Proprietary software development is time-consuming, expensive, complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent PearConnect from operating properly. We continue to implement software with respect to a number of new applications and services. The operation of our technology also depends in part on the performance of third-party service providers. If our technology platform does not function reliably or fails to achieve provider, partner or payor expectations in terms of performance, we may be required to divert resources allocated for other business purposes to address these issues, may suffer reputational harm, lose or fail to grow our customer base, and may be subject to liability claims.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 87

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
Our commercialization efforts to date have focused almost exclusively on the US. Our ability to enter other foreign markets will depend, among other things, on our ability to navigate various regulatory regimes with which we do not have experience, which could delay or prevent the growth of our operations outside of the US.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 88

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
Our PDTs are novel and represent a new category of therapeutics for which the regulatory framework continues to evolve. Our ability to develop and introduce new products will depend, in part, on our ability to comply with these complex requirements, which include regulations related to product design, development and manufacturing; testing, labeling, content and language of instructions for use; clinical trials; product safety; pre market clearance, authorization, and approval; establishment registration and device listing; and marketing, sales and distribution. If, however, the regulatory framework for digital health products simplifies and the requirements that we and others are required to comply with are lowered, it could result in the increased competition and the introduction by competitors of products that are or claim to be superior to our products. For example, due to the COVID-19 public health emergency, the FDA issued, “Enforcement Policy for Digital Health Devices For Treating Psychiatric Disorders During the Coronavirus Disease 2019 (COVID-19) Public Health Emergency,” which allows for marketing of certain digital therapeutics without premarket clearance, authorization, or approval so long as certain criteria are met. FDA is considering their treatment of digital health devices once the COVID-19 emergency declarations
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 89

end. Actions could include the requirement to submit documentation to obtain FDA authorization, reduced documentation to obtain authorization based on market experience, or market withdrawal. A number of these actions could adversely affect our business. Similarly, competitors using our products as predicates for 510(k)s may successfully argue that they should be required to submit substantially less data to support approval of their product than was required for our products based on FDA’s growing familiarity with the technology. As a result, we are subject to risks related to the developing regulatory landscape applicable to our PDTs that could have a material adverse effect on our business and results of operations.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 90

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
The FDA’s authority to require a recall for medical devices must be based on a finding that there is reasonable probability that the device would cause serious injury or death. We may also decide to voluntarily recall our products. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. For example, on May 20, 2021, we initiated a voluntary correction of reSET and reSET-O due to a software defect related to contingency management. This recall was reportable to the FDA and is in-process as of the date of this filing. Recalls of any of our products would divert managerial and financial resources and could materially and adversely affect our reputation and business, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that could materially and adversely affect our business, results of operations and financial condition.
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
Under the FDA’s medical device reporting (“MDR”) regulations, we are required to report to the FDA when information from any source suggests that our product may have caused or contributed to a death or serious injury or that our product has malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. In November 2022, we reported our first MDR incident in which a patient suffered a relapse. If we fail to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against us.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 91

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
The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. Both our San Francisco and Boston facilities have been inspected by the FDA and other designated auditing organizations, and we anticipate that we will be subject to additional future inspections. If our facilities or processes are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, the FDA could take legal or regulatory enforcement actions against us and/or our products, including but not limited to the cessation of sales or the initiation of a recall of distributed products, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 92

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
As a public reporting company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations established by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel, including senior management. In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Management’s certification under Section 404 of the Sarbanes-Oxley Act is included in Part II, Item 9A, Controls and Procedures, of this Form 10-K.
In support of such certifications, we have documented and make significant changes and enhancements, including hiring additional personnel, to improve our internal control over financial reporting. Likewise, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report is required to be filed with the SEC following the date we are no longer an emerging growth company.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 93

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
As of December 31, 2022, we did not design or maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. As a result, we did not design, implement and maintain effective control activities to ensure the accurate and timely reporting of transactions including revenue and capitalized software transactions.
These control deficiencies could result in a misstatement in our accounts or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.
In addition, it could cause us to fail to meet our reporting obligations or may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could materially and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 94

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure information required to be disclosed by us in the reports we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. For example, we hired additional personnel in our finance group, including a Vice President, Chief Accounting Officer and staff with adequate US GAAP and SEC reporting experience to address complex US GAAP technical accounting issues and to prepare and review the financial statements and related disclosures in accordance with US GAAP and SEC reporting requirements. In addition, we implemented a new enterprise resource planning system to replace the former general ledger package. Any failure to develop or maintain effective controls or any difficulties encountered as a result of the implementation or improvements could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could materially and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.
As a former shell company, we will face certain disadvantages relative to companies that pursue a traditional initial public offering.
THMA was a special purpose acquisition company (“SPAC”), a form of shell company under the SEC rules. Shell companies are more highly regulated than non-shell operating companies and face significant additional restrictions on their activities under federal securities laws. As a result of the Business Combination, we ceased to be a shell company. However, companies that were formerly shell companies continue to face disadvantages under SEC rules, including (a) the inability to qualify as a “well-known seasoned issuer” and file automatically effective registration statements for three years after ceasing to be a shell company, (b) the inability to “incorporate by reference” information in certain registration statements filed under the Securities Act of 1933, as amended (the “Securities Act”) for a period of three years after ceasing to be a shell company, (c) the inability to use most free writing prospectuses until at least three years after a qualifying business combination, and (d) exclusion from certain safe harbors for offering-related communications under the Securities Act for three years after ceasing to be a shell company, including for research reports and certain communications in connection with business combinations. We expect that these disadvantages will make it more challenging and expensive, and create greater risks and delays, for both us and our stockholders to offer securities. These challenges may make our securities less attractive than those of companies that are not former shell companies and may raise our relative cost of capital.
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
We have incurred net operating losses (“NOLs”) since our inception and may never achieve or sustain profitability. Generally, for US federal income tax purposes, unused NOLs will carry forward. However, NOL carryforwards generated prior to January 1, 2018, are subject to expiration for US federal income tax purposes. As of December 31, 2022, we had federal NOL carryforwards of approximately $294.6 million, of which $17.4 million will begin to expire in 2034. In addition, under the Internal Revenue Code of 1986, as amended, or the Code, limits the
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 95

ability to deduct NOL carryforward generated after December 31, 2017, and all future NOL carryforwards to 80% of taxable income. These NOL limitations may limit or delay in part the use of NOL carryforwards, if or, when we cease operating at a loss. It is uncertain whether and to what extent applicable state tax laws will conform to this rule. As of December 31, 2022, we also had research and development tax credits of $8.3 million, which may be available to offset future income tax liabilities. The research and development tax credit carryforwards would begin to expire in 2037. As of December 31, 2022, we also had state research and development tax credits of $1.9 million, which may be available to offset future income tax liabilities. The state research and development tax credit carryforwards would begin to expire in 2030.
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
The rules dealing with US federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the US Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Risks Related to Ownership of our Class A common stock and Warrants
Our stock price is currently trading below $1.00 per share and, if it continues to trade below $1.00 per share, our Class A common stock may be subject to delisting from the Nasdaq Capital Market.
Our Class A common stock is currently trading at below $1.00 per share. Pursuant to Nasdaq Listing Rule 5550(a)(2) listed securities must maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. If our stock price remains below $1.00 for 30 consecutive business days we will receive a deficiency notice from Nasdaq and will be provided a period of 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our Class A common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.
If we do not regain compliance within the allotted compliance period, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant the Company’s request for continued listing.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 96

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
Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, trading our common stock could be conducted only in the over-the-counter (“OTC”) market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained. As a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.
We intend to monitor the closing bid price of our Class A common stock and consider options to resolve the noncompliance with the minimum bid price requirement, including by seeking approval from our stockholders to effect a reverse stock split of the issued and outstanding shares of our Class A common stock.
There can be no assurance that the Company will be able to comply with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.
If we implement a reverse stock split, liquidity of our stock may be adversely affected.
We may seek approval from our stockholders to effect a reverse stock split of the issued and outstanding shares of our Class A common stock. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split.
Following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of common stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 97

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
As of December 31, 2022, we had Warrants to purchase an aggregate of 14,213,267 shares of our Class A common stock outstanding, comprising 9,199,934 Public Warrants sold as part of the units in the closing of the initial public offering of THMA, which closed on February 4, 2021 (the “Initial Public Offering”), and 5,013,333 Private Placement Warrants issued to LJ10 LLC, a Delaware limited liability company (the “Sponsor”) in a private placement simultaneously with the Initial Public Offering. These Warrants are exercisable at any time through December 4, 2026. The likelihood that the Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants. The exercise price of these Warrants is $11.50 per share.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 98

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
Now since these lock-up periods have expired, the applicable stockholders are not restricted from selling our Class A common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the Class A common stock.
As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
The market price and trading volume of our Class A common stock may be volatile and you could lose all or part of your investment.
The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. Since our common stock began trading on The Nasdaq Capital Market, our stock price has traded at prices as low as $0.20 per share and as high as $14.60 per share through March 30, 2023.
The stock markets, including Nasdaq on which we list the Class A common stock, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our stock, the market price of our stock may be volatile and could decline significantly. In addition, the trading volume in our stock may fluctuate and cause significant price variations to occur. If the market price of our stock declines further, you may be unable to resell your shares at an attractive price (or at all). We cannot assure you that the market price of our stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented in this Form 10-K;
•our announcement seeking strategic alternatives, and a potential transaction;
•failure to comply with the requirements of Nasdaq;
•the inclusion, exclusion or removal of our common stock from any stock market indices;
•additions and departures of key personnel;
•changes in the industries in which we operate;
•developments involving our competitors;
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 99

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 100

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 101

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 102

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
•the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•We may not retroactively amend provisions of our Bylaws to amend our indemnification obligations to directors, officers, employees and agents.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 103

common stock. Because our decision to issue debt or equity in the future will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, nature or success of our future capital raising efforts. As a result, future capital raising efforts may reduce the market price of our stock and be dilutive to existing stockholders.

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 104

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Boston, Massachusetts, where we lease approximately 19,000 square feet pursuant to a lease that expires on June 1, 2028. Effective January 1, 2023, the Company entered into a sublease agreement with a third party to sublease 7,218 square feet of office space. The sublease term is for one year with an option to renew for two additional years in one-year increments.
We also lease approximately 17,000 square feet of office space in San Francisco, California pursuant to a lease that expires on July 31, 2025. Our San Francisco office space is currently available to sublease as we continue consolidating our footprint.
We use the Boston facility for our executive and principal offices for sales, marketing, engineering, product, finance, legal, human resources, information technology, and other administrative functions and we use the San Francisco facility for primarily engineering and product activities.
In addition, we lease approximately 7,700 square feet of office space in Raleigh, North Carolina, pursuant to a lease that expires on May 31, 2026. Effective January 6, 2023, the Company subleased the entirety of the Raleigh, North Carolina office. The term of the sublease arrangement commenced on January 6, 2023, and expire twelve months thereafter, with an option to renew for one twelve-month period.
The Company believes its existing facilities are adequate for its current requirements.
See Note 8, Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding our specific leaseholds.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 105

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock and Public Warrants trade on The Nasdaq Stock Market LLC under the symbols PEAR and PEARW, respectively (formerly THMA and THMAW, respectively).
Holders
As of March 30, 2023, there were approximately 168 shareholders of record of our Class A common stock and two warrant holders of record.
The number of record holders is based upon the actual number of holders registered on our books at such date and does not include holders of shares in street name or persons, partnerships, associations, corporations, or other entities identified in security position listings maintained by depository trust companies.
Dividends
We have never declared or paid any cash dividends on our Class A common stock, and we do not anticipate paying cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Stock performance graph
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange act, and are not required to provide a performance graph.
ITEM 6. Reserved

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 106

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements based upon current expectations that involve risks and uncertainties. Pear’s actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section included in Part I, Item 1A of this Form 10-K. All references to years, unless otherwise noted, refer to our fiscal years, which end on December 31. For purposes of this section, all references to “we,” “us,” “our,” “Pear,” or the “Company” refer to Pear Therapeutics, Inc. and its consolidated subsidiaries.
The following discussion and analysis should also be read in conjunction with the accompanying consolidated financial statements included in Part II, Item 8 of this Form 10-K. This section discusses 2022 and 2021 financial condition, and results of operations and year-to-year comparisons between 2022 and 2021. For discussion of 2021 items and year-over-year comparisons between 2021 and 2020 that are not included in this 2022 Form 10-K, refer to “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” found in our Form 10-K for the year ended December 31, 2021, that was filed with the Securities and Exchange Commission on March 29, 2022.
Overview
Due to the fact that we were unable to generate sufficient cash flows from operations, obtain funding to sustain operations, or reduce or stabilize expenses to the point where we could have realized a net positive cash flow, management and our board of directors determined that it was in the best interests of the stockholders to seek a strategic alternative so that we could continue to operate. If the strategic process is unsuccessful, our Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection.
Further, Perceptive has alleged that certain defaults or events of default have occurred and are continuing under the terms of our Perceptive Credit Facility. Perceptive has not delivered any formal notice of Default or Event of Default. To the extent that any such allegations are valid, Perceptive would have certain rights and remedies under the Perceptive Credit Facility. The Company disputes the allegations and is in discussions with Perceptive to resolve this dispute and otherwise to address the Company’s obligations under the Perceptive Credit Facility. There can be no assurances that such discussions will result in any resolution, and any resolution, or the lack of any resolution, may result in Perceptive exercising remedies under the Perceptive Credit Facility.
The Company cautions that trading in the Company’s securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities. In the event of liquidation, bankruptcy or other wind-down event, holders of our securities will likely suffer a total loss of their investment. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.
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
Our third product, Somryst, is indicated for the treatment of chronic insomnia. The Company has deprioritized commercialization efforts regarding Somryst while focusing available resources on the commercialization of reSET and reSET-O and therefore recorded an impairment expense of $0.8 million related to the acquired technology, which is included in cost of revenue in the Company's consolidated statement of operations, during the year ended December 31, 2022.
See “Recent Events” below for further details.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 107

Operating Segments
We operate our business in a single segment and as one reporting unit, which is how our chief operating decision maker (who is our president and chief executive officer) reviews financial performance and allocates resources.
Factors Affecting Our Performance and Results of Operations
We believe that our performance and future success depend on many factors that present significant opportunities for us but also pose risks and challenges, including those discussed more fully under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K.
In February 2023, our strategic focus shifted to identifying and evaluating of a range of potential strategic alternatives designed to maximize stockholder value while we continue to operate the Company and serve our patients.
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
D.Average Selling Price, or “ASP”, in a given period is the average price received by the Company per script for which the Company receives payment.

Key Performance Operating Metric	Year Ended December 31, 2022
Total Prescriptions	45,000+
Fulfillment Rate	53%
Payment Rate	41%
Average Selling Price (ASP)	$1,195
Product Revenue
We generate product revenue from the sale of our three FDA-authorized PDTs: reSET, reSET-O, and Somryst. We began our efforts to self-commercialize reSET and reSET-O in Q4 2019 and Somryst in Q4 2020. Sales of reSET and reSET-O are expected to reduce our net operating losses over time, but we cannot predict when we will achieve profitability. While we continue to support Somryst, our primary focus is on reSET and reSET-O.
We enter into agreements with health care providers and payors and state and local governments to provide prescriptions which provide for volume-based discounts and other discounts, and in certain circumstances, value-based rebates (“Access Agreement”). We also enter into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates and discounts with respect to the purchase of our products. A portion of the product revenue is recognized when the products are made available to the customer (via Access Agreements) or when a prescription is fulfilled (via third-party reimbursement), and the portion of the product revenue related to the clinician’s access to our proprietary clinician dashboard, PearMD, is deferred and recognized ratably over the remaining term of the contract (if purchased via an Access Agreement) or
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 108

the prescription duration (if purchased via third party reimbursement). When sold under an Access Agreement and implementation services are included, we recognize the implementation services as control is transferred to the customer, generally over the remaining term of the contract.
Product revenue from our existing three FDA-authorized PDTs is and will be impacted by many factors, including the following variables: coverage and reimbursement by payors, patient and clinician adoption of PDTs, pricing, contingency management (related only to reSET and reSET-O), and product mix. In the future, if we obtain additional financing, sales from future product candidates are expected to be impacted by similar variables.
Although we provide products and services to many different types of customers, a significant portion of our product revenue is generated from awards under various US government, state, and local governments programs or grants. As a result of long sales cycle and the dependency on government or external funding, our product revenue can be unpredictable and fluctuate materially from period to period. We cannot predict the future level of demand for our products and services that will be generated by these customers or the future demand for our products in the end-user marketplace. Our customer concentration exposes us to the risk of changes in the business condition of any of our major customers or broader changes in US government spending for opioid and substance abuse treatments.
Coverage and Reimbursement by Payors—Our payor strategy focuses across all major payor channels, including employers, Integrated Delivery Networks (“IDNs”), pharmacy benefit managers (“PBMs”), commercial payors, and government payors, including Medicaid and Medicare. We expect to increase our number of payors, and the pricing for such payors may vary as net prices for our products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and can be subject to customary discounts and rebates. In addition, some of our products may be subject to certain customer incentive programs. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to achieve profitability. In the future, as our market access team educates payors on the clinical attributes of our products, we expect our products to secure favorable coverage policies and to maximize the covered lives that have reimbursement for our products.
Patient and Clinician Adoption of PDTs—To continue to grow our business, we need additional funding and once obtained we will need to execute our current business strategy of achieving and maintaining broad market acceptance of our PDTs by patients and physicians. Market acceptance and adoption of our PDTs depend on educating patients, self-insured employers, commercial and government payors, health plans and physicians, and other government entities, as to the distinct features, therapeutic benefits, cost savings, and other advantages of our PDTs as compared to competitive products or other currently available treatment options.
Pricing—In the future, assuming that we have sufficient operating capital, we expect to grow the number of commercially available PDTs in our product portfolio, offering a broad range of PDTs spanning multiple price points. PDTs may be subject to competition, which may impact our pricing, and in certain circumstances, we have offered significant discounted pricing in connection with pilot programs. In addition, our products may be subject to legislative prescription-pricing practices. Further, we continue to collect additional data to enhance product performance and bolster health economics and outcomes research (“HEOR”) and associated cost savings for payors. Our average selling price could decline over time as we engage in larger volume transactions that extend over multiple years and provide for larger volume discounts.
Contingency Management—Costs related to clinically-validated rewards patients earn as they complete treatment goals within our reSET and reSET-O PDTs are recorded as contra revenue.
Revenue Mix—Sales of certain products and subscription, support, and professional services have, or are expected to have, higher gross margins than others. As a result, our financial performance depends, in part, on the mix of products and subscription, support, and professional services that we sell during a given period.
Cost of Revenue
Cost of revenue consists primarily of costs closely correlated or directly related to the delivery of our products, including pharmacy costs, royalties paid under license agreements related to our commercialized products,
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 109

amortization of milestone payments capitalized related to commercialized products, hosting costs, and personnel-related costs, including salaries and bonuses, employee benefits, and stock-based compensation attributable to employees in a particular function and associated with our implementation services. In addition, it includes subcontracted costs such as software license fees, technology, and service fees directly related to our subscription and service fee revenue.
During the quarter ended December 31, 2022, the Company’s forecasted future revenue and expense cash flow projections for Somryst indicated the carrying amounts of the intangible asset for Somryst was not fully recoverable, and therefore the Company recorded impairment expense of $0.8 million, which is included in cost of revenue in the Company's consolidated statement of operations, during the year ended December 31, 2022.
We expect the cost of revenue to increase as we further commercialize our products and increase the volume of prescriptions filled. However, we expect our cost of revenue to decrease as a percentage of total revenue over the longer-term, subject to the expected revenue growth. The majority of our cost of revenue does not fluctuate directly with increases or decreases in revenue.
Research and Development Expenses
As of July 25, 2022, we paused most investments in our pipeline in order to conserve cash. In addition, we anticipate that our personnel costs will decline as a result of the reductions in workforce that occurred in July and November 2022. We expect our R&D expenses will decrease substantially in 2023 in connection with our continued cost cutting measures.
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
•cost of clinical trials and studies;
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
Due to the worsening macroeconomic environment and the longer-term outlook of the general markets and limited cash to fund further development of our product candidates we wrote off $2.1 million of intangible assets related to acquired technology, in the year ended December 31, 2022.
We expense R&D costs as incurred and do not track the costs at a project level. Advance payments made for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. The prepaid amounts are expensed as the benefits are consumed. In the early phases of development, our R&D costs are often devoted to product platform and proof-of-concept studies that are not necessarily allocable to a specific product. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 110

unable to determine the duration and completion costs of our R&D projects, the costs of related clinical development, or when and to what extent, we will generate revenue from the commercialization and sale of any of our product candidates.
At this time we have paused all investment in our product candidates and delayed certain enhancements to our PearConnect platform. Each of our product candidates has technical, clinical, regulatory, and commercial risk, including those discussed more fully under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K.
Selling, General, and Administrative Expenses
Selling, general, and administrative, or SG&A, expenses consist primarily of compensation for personnel, including stock-based compensation related to commercial, marketing, executive, finance and accounting, information technology, corporate and business development, and human resource functions. Other SG&A expenses include marketing initiatives, market research and analysis, conferences and trade shows, travel expenses, professional services fees (including legal, patent, accounting, audit, tax, and consulting fees), insurance costs, amortization of certain internal-use software, general corporate expenses, and allocated facilities-related expenses, including rent and maintenance of facilities.
We expect SG&A expenses to decrease as we reduce spending primarily on personnel-related expenses and certain commercial efforts in connection with our restructuring activities, including the reductions in workforce that occurred in July and November 2022.
Interest and Other Income (Expense), net
Interest expense includes interest due under our secured Amended and Restated Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP (the “Perceptive Credit Facility”), as administrative agent for the lenders, which we refer to as the Perceptive Credit Facility, and accretion of the debt discount on the Perceptive Credit Facility as well as the change in the fair value of our derivative liabilities and earn-out liabilities that occurred during the period. We expect interest expense to increase as interest rates such as the London Interbank Offered Rate (“LIBOR”) and the Secured Overnight Financing Rate (“SOFR”) increase.

Interest income consists of interest earned on cash balances held in interest-bearing accounts. We expect our interest income will fluctuate based on rising interest rates, our cash balances on hand, the timing and ability to raise additional funds, as well as the amount of expenditures for our commercial products, and R&D for our product candidates and ongoing business operations.
Financial Highlights
Year-over-year product revenue grew by approximately 178% to $10.4 million from $3.7 million primarily due to an increase in sales of reSET and reSET-O under Access Agreements. Year-over-year collaboration revenue grew by approximately 90% to $0.9 million from $0.5 million primarily due to the development work completed on a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market in collaboration with SoftBank Corp. that was completed in 2022. We also recognized subscription, support, and professional services revenue of $1.4 million for the year ended December 31, 2022, under a new product offering under a pilot offering of a new product by the Medicaid program of a state government .
We incurred net losses of $75.5 million and $65.1 million for the year ended December 31, 2022 and 2021, respectively, representing a period-over-period increase in our net loss of $10.3 million or 15.9%. This increase in the net loss was primarily due to a $22.7 million increase in personnel-related expenses related to increased headcount during the first half of 2022 compared to 2021, and severance costs associated with the July and November 2022 reductions in workforce, partially offset by $8.5 million increase in total revenue period over period and a gain related to the change in fair value of the Public Warrants and the Private Placement Warrants of $6.4 million for the year ended December 31, 2022, compared to a $0.3 million loss for the year ended December 31, 2021. We had an average of 245 full-time employees for the year ended December 31, 2021, and an average of 267 full-time employees for the year ended December 31, 2022. We had a $3.4 million increase in costs related to being a public company period over period, primarily related to our directors’ and officers’ insurance.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 111

To date, we have funded our operations primarily with proceeds from sales of Legacy Pear’s convertible preferred stock, proceeds as a result of the Business Combination, payments received in connection with our revenue contracts and proceeds from borrowings under various credit facilities. We have received gross cash proceeds of $175.3 million as a result of the Business Combination (see Note 3, Business Combination, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) and gross cash proceeds of $268.2 million from sales of our Legacy Pear’s convertible preferred stock; we currently have $30.0 million of debt outstanding under the Perceptive Credit Facility.
Recent Events
Exploring Strategic Alternatives
We have engaged MTS Health Partners, L.P. (“MTS”) as our advisor to assist with the exploration of strategic alternatives. MTS is providing a range of advisory services aimed to enhance stockholder value. The alternatives to be considered may include, but are not limited to, the sale of all or substantially all of our assets; a strategic merger or other business combination transaction; or another change of control transaction between us and a third party. If the strategic process is unsuccessful, our Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection. In the event of such liquidation, bankruptcy case, or other wind-down event, holders of our securities will likely suffer a total loss of their investment.
Waiver of Debt Covenants and Negotiations with Lender
The Company was not in compliance with the minimum revenue covenant for the quarter ending December 31, 2022, of $18.0 million and was in compliance with the minimum cash balance covenant requirement of $5.0 million. The Company obtained a waiver of the minimum trailing twelve (12) month revenue requirement for the quarter ended December 31, 2022 and March 31, 2023, respectively. The Company also obtained a waiver pertaining to the existence of a “going concern” qualification in the accompanying opinion of the Company’s auditors in its Annual Report on Form 10-K and any resulting event of default.
However, as of the date of this filing, Perceptive has alleged that certain defaults or events of default have occurred and are continuing under the terms of the Perceptive Credit Facility. Perceptive has not delivered any formal notice of Default or Event of Default. To the extent that any such allegations are valid, Perceptive would have certain rights and remedies under the Perceptive Credit Facility. The Company disputes the allegations and is in discussions with Perceptive to resolve this dispute and otherwise to address the Company’s obligations under the Perceptive Credit Facility. There can be no assurances that such discussions will result in any resolution, and any resolution, or the lack of any resolution, may result in Perceptive exercising remedies under the Perceptive Credit Facility. If the acceleration of the debt were to occur, we could also be required to pay a prepayment penalty of $3.6 million.
At-the-Market (ATM) Offering
On January 3, 2023, the Company entered into an ATM offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) and Virtu Americas LLC (“Virtu” and, collectively with Wainwright, the “Managers” and each, a “Manager”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of the Company’s Class A common stock. The ATM Agreement authorized an aggregate gross proceeds of up to $150.0 million. Sales of common stock through the Manager could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and the Managers. The Company will pay the designated Manager a commission of up to 3.0% of the aggregate gross proceeds from any Shares sold by the designated Manager and provide the Managers with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also will reimburse the Managers for certain specified expenses in connection with entering into the ATM Agreement.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 112

As of March 31, 2023, the Company has sold 843,281 shares of its Class A common stock under the ATM Agreement resulting in proceeds to the Company of $1.0 million, net of offering costs.
Restructuring, Reductions in Workforce, and Paused Investment in our Pipeline Product Candidates
On July 25, 2022, the Company restructured its operations to narrow its near-term business focus and reduce its workforce due to the macroeconomic environment. As a result of the restructuring, the Company incurred a charge of $0.9 million primarily associated with the severance and health insurance expenses related to 25 full-time employees, representing approximately 9% of full-time employee at the time of the restructuring and reduction in workforce. In connection with this restructuring, we reduced spending on our pipeline candidates, discovery programs, business development, and the Company's dual platform in order to prioritize certain of its commercial efforts and will continue to reduce costs in each of these areas. The direct costs associated with the first restructuring and reduction in workforce were recorded in the quarter ended September 30, 2022.
On November 14, 2022, we announced a second reduction in workforce, further reducing our headcount by approximately 59 employees, or approximately 22% of our full-time employees as of September 30, 2022, due to the worsening macroeconomic environment. The Company recorded $2.5 million in severance charges in connection with the second reduction in workforce, related to severance payments, employee benefits, and related costs, in the fourth quarter of 2022. In addition, the Company recorded a stock-based compensation and corresponding payroll tax expense benefit of $0.1 million related to modifications of equity awards for employees impacted by the reduction in workforce.
The estimated costs that the Company expects to incur in connection with the reduction in forces and cost saving initiatives are subject to a number of assumptions, and actual results may differ significantly from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reductions in workforce and cost saving initiatives. In the future, there may also be incremental one-time charges associated with non-work force related cost savings actions.
Economic Conditions (Impact of COVID-19)
On January 30, 2023, the Biden Administration announced it will end the public health emergency (and national emergency) declarations related to COVID-19 on May 11, 2023. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through December 31, 2022, COVID-19 continues to present risks to the Company, and we continue to closely monitor the impact of the pandemic on all aspects of our business. We are unable to predict the impact that COVID-19 (including the emergence of new variants) will have on our financial position and operating results in the future.
Impact of Inflation
We are experiencing rising costs for certain inflation-sensitive operating expenses, such as labor, and certain service providers that are heavily dependent on labor. We do not believe these impacts were material to net income during the year ended December 31, 2022. However, significant sustained inflation driven by the macroeconomic environment or other factors could negatively impact our margins, profitability, and results of operations in future periods.
FL Medicaid Coverage
Effective January 1, 2023, reSET® and reSET-O® were added to Florida Medicaid Preferred Drug List (PDL). reSET and reSET-O, the only FDA-authorized PDTs for the treatment of substance use disorder and opioid use disorder, respectively.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 113

Results of Operations
The tables and discussion below present the results for the periods indicated:

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenues
Product revenue	$10,417	$3,748	$6,669	178%
Collaboration and license revenue	872	460	412	90%
Subscription, support, and professional services revenue	$1,405	$—	1,405	*
Total revenues	12,694	4,208	8,486	202%
Cost and operating expenses:
Cost of revenue	8,182	5,233	2,949	56%
Research and development	48,311	37,041	11,270	30%
Selling, general, and administrative	79,551	67,619	11,932	18%
Total cost and operating expenses	136,044	109,893	26,151	24%
Loss from operations	(123,350)	(105,685)	(17,665)	(17)%
Other income (expenses):
Interest and other expenses, net	$(3,892)	(4,144)	252	6%
Change in estimated fair value of earn-out liability	45,339	47,038	(1,699)	(4)%
Change in estimated fair value of warrant liabilities	6,412	(298)	6,710	*
Loss on issuance of Legacy Pear convertible preferred stock	$—	(2,053)	2,053	*
Total other income (expense)	47,859	40,543	7,316	18%
Net loss	$(75,491)	$(65,142)	$(10,349)	16%
__________________
* Percentage change not meaningful.
Product revenue—Product revenue for the year ended December 31, 2022, was $10.4 million, compared to $3.7 million for the year ended December 31, 2021. The increase was primarily driven by increased sales of reSET and reSET-O under Access Agreements.
Collaboration and license revenue—Collaboration and license revenue for the year ended December 31, 2022, was $0.9 million, compared to $0.5 million for the year ended December 31, 2021, primarily due to the development work completed on a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market in collaboration with SoftBank Corp. that was completed in 2022. See Part III Item 13, “Certain Relationships and Related Transactions, and Director Independence” below for information regarding the related party nature of the agreement.

Subscription, support, and professional services revenue - Subscription, support, and professional services revenue for the year ended December 31, 2022, was $1.4 million, under a pilot offering of a new product by the Medicaid program of a state government.
Cost of revenue—Cost of revenue for the year ended December 31, 2022, was $8.2 million, compared to $5.2 million for the year ended December 31, 2021. This increase of $2.9 million was primarily due to an increased number of customers and clinics served associated with our Access Agreements, and minimum royalties related to licensing agreements for commercialized products, pharmacy, and hosting costs for our PDTs. Additionally, we recorded $0.8 million of impairment expense on the intangible assets related to acquired technology used in our Somryst commercial product for the year ended December 31, 2022. Several factors positively contributed to an increased efficiency of implementing our products in clinics during 2022, including economies of scale and focused
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 114

go-to market efforts resulting in increased productivity of our implementation team. Cost of revenue represented 64.5% and 124.4% of total revenue for the years ended December 31, 2022 and 2021, respectively. We expect cost of revenue in 2023 to decrease as a percentage of revenue as revenue increases from further economies of scale.
Research and development—R&D expenses for the year ended December 31, 2022, were $48.3 million, compared to $37.0 million for the year ended December 31, 2021. The increase of $11.3 million was primarily due to an increase of $8.7 million of personnel-related costs from higher average headcount during the first half of 2022 and subsequent severance costs from the July and November 2022 reductions in workforce, and $2.1 million of impairment of a previously acquired intangible asset. We anticipate decreases in R&D costs compared to prior periods as a result of the restructuring and reductions in workforce as well as us pausing any further investment in our pipeline of product candidates.
Selling, general, and administrative—SG&A expenses for the year ended December 31, 2022, were $79.6 million, compared to $67.6 million for the year ended December 31, 2021. The increase of $11.9 million was primarily due to an increase of $12.1 million in personnel-related costs from higher average headcount during the first half of 2022 and subsequent severance costs from the July and November 2022 reductions in workforce. These increases were offset by reduction in our marketing spend. We anticipate decreases in SG&A costs compared to prior periods as a result of the restructuring and reductions in workforce, reduced marketing spend as well as reductions in our travel expenses and cost savings related to the departure of our Chief Commercial Officer .
Interest and other (expense) income, net—Interest and other income (expense), net, for the year ended December 31, 2022, was an expense of $3.9 million compared to an expense of $4.1 million for the year ended December 31, 2021. This decrease is mainly the result of $1.1 million of interest income on cash equivalents and short-term investments as a result of higher investment balances due to the proceeds of the Business Combination that closed in December 2021 and a $0.6 million gain from the change in the fair value of the embedded debt derivative recorded during year ended December 31, 2022.
Change in fair value of earn-out liabilities—For the year ended December 31, 2022, we recognized a $45.3 million gain as a result of the change in fair value of the earn-out liabilities, compared to a gain of $47.0 million for the year ended December 31, 2021 primarily as a result of the fluctuations in the underlying share price of our Class A common stock.
Change in fair value of warrant liabilities—For the year ended December 31, 2022, we recognized a gain of $6.4 million related to the Public Warrants and the Private Placement Warrants. We recognized a $0.3 million loss for the year ended December 31, 2021, related to the Legacy Pear Warrants, which were exercised in 2021 prior to the Business Combination.
Loss on issuance of Legacy Pear convertible preferred stock—In February 2021, the Company issued shares of Legacy Pear Series D-1 Preferred Stock. The shares were recorded at their estimated fair market value on the date of issuance. In connection with the Legacy Pear Series D-1 Preferred Stock, we recorded a loss of $2.1 million for the year ended December 31, 2021, which represents the amount by which the estimated fair value of the shares exceeded the sale price, net of issuance costs.
Income tax—We did not incur income tax expenses for the year ended December 31, 2022 and 2021. Given our lack of prior earnings history, we have a full valuation allowance primarily related to our net operating loss and R&D credit carryforwards that we do not consider more likely than not to be realized.
Liquidity and Capital Resources
Exploring Strategic Alternatives
We require substantial additional capital to sustain our operations and pursue our growth strategy, including the development of our product candidates. The Company has engaged MTS as our investment bank to assist with the exploration of strategic alternatives that may include, but are not limited to, the sale of all or substantially all of our assets; a strategic merger or other business combination transaction; or another change of control transaction between us and a third party. If a strategic process is unsuccessful, our Board may decide to pursue a liquidation or
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 115

obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection. These factors raise substantial doubt about our ability to continue as a going concern. For more information, refer to “—Liquidity and Capital Resources” below and Note 1, Nature of the Business, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Sources of Liquidity
Since our inception, our primary sources of capital have been proceeds from sales of Legacy Pear convertible preferred stock, payments received in connection with collaboration agreements, payments received on our revenue contracts, include the sale of our products,, proceeds from borrowings under various credit facilities, and the Business Combination. See Note 3, Business Combination, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Our cash flows may fluctuate and are difficult to forecast and will depend on many factors. As of December 31, 2022 and December 31, 2021, we had cash and cash equivalents of $48.3 million and $169.6 million, respectively. Based on our current operating plans inclusive of the July 2022 restructuring plan and reduction in force, the November 2022 reduction in force and further cost saving initiatives as well as strategic review process, we have sufficient cash and cash equivalents to fund our operating expenses and capital expenditures into the second quarter of 2023.
Debt Financing and Covenants—On June 30, 2020, the Company entered into the Perceptive Credit Facility with Perceptive. Outstanding borrowings under our secured Perceptive Credit Facility were $30.0 million as of December 31, 2022 and December 31, 2021. The Perceptive Credit Facility matures in June 2025. Prior to February 1, 2023, the Perceptive Credit Facility bore interest through maturity at a variable rate based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of December 31, 2022, the interest rate was 15.1%. On January 13, 2023, the Company and Perceptive executed the First Amendment to the Perceptive Credit Facility, which replaced LIBOR with the Secured Overnight Financing Rate (“SOFR”), effective February 1, 2023. As of and for the year ended December 31, 2022, the effect of switching from LIBOR to SOFR would not have been material to the Company’s consolidated financial statements. The Company is required to make interest-only payments until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025.
The Perceptive Credit Facility is secured by substantially all of the assets of the Company, including our intellectual property. The Perceptive Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5.0 million in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2022, report revenues for the trailing 12-month period that exceed the amounts that range from $18.0 million for the fiscal quarter ending March 31, 2022, to $125.0 million for the fiscal quarter ending March 31, 2025. For the quarter ending December 31, 2022, the trailing 12-month period revenue requirement was $18.0 million. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company was not in compliance with the trailing twelve month revenue covenant under the Perceptive Credit Facility as of December 31, 2022, however we requested and were granted a waiver on the trailing 12-month revenue requirement for both the quarter ended December 31, 2022 and March 31, 2023, respectively. In addition, on February 28, 2023, the Company obtained a waiver pertaining to the existence of a “going concern” qualification in the accompany opinion of the Company’s auditors in this Form 10-K and any resulting event of default.
As of the date of this filing, Perceptive has alleged that certain defaults or events of default have occurred and are continuing under the terms of the Perceptive Credit Facility. Perceptive has not delivered any formal notice of Default or Event of Default. To the extent that any such allegations are valid, Perceptive would have certain rights and remedies under the Perceptive Credit Facility. The Company disputes the allegations and is in discussions with Perceptive to resolve this dispute and otherwise to address the Company’s obligations under the Perceptive Credit Facility. There can be no assurances that such discussions will result in any resolution, and any resolution, or the lack of any resolution, may result in Perceptive exercising remedies under the Perceptive Credit Facility. As of the
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 116

date of this filing, if the acceleration of the debt were to occur, we could also be required to pay a prepayment penalty of $3.6 million.
As of December 31, 2022 and December 31, 2021, we had outstanding debt of $27.4 million and $27.0 million, net of debt issuance costs of $2.6 million and $3.0 million, respectively. See Note 7, Indebtedness, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Product Sales—We have three commercial products: reSET, reSET-O, and Somryst. The revenue from the sale of these products at the present time is not sufficient to cover the operating costs incurred. Our ability to achieve sufficient revenue to cover our costs is highly dependent on our PDTs achieving and maintaining broad market acceptance by patients and physicians and obtaining reimbursement from third-party payors.
Subscription, Support, and Profession Services Revenue—In the fourth quarter of 2022, we entered into a 16-month pilot program to allow eligible Medicaid members in that state take part in a structured 24-week outpatient program that will be followed by at least six months of additional recovery support services. Under the pilot we will deliver, implement, and manage this program, specifically by managing the electronic tracking and distribution of incentives to the states Medicaid members who participate in this contingency management pilot. The contract is for an amount up to $4.0 million plus reimbursements for the contingency management. We recognized $1.4 million under the terms of this contract for year ended December 31, 2022.
Employee Stock Purchase Plan—Under the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”), 359,910 shares of the Company’s Class A common stock were issued for total consideration of $0.4 million during the year ended December 31, 2022.
At-The-Market Equity Offering—On January 3, 2023, the Company entered into an ATM Agreement with the Managers, pursuant to which the Company may offer and sell, from time to time through the Managers, shares of the Company’s Class A common stock for aggregate gross proceeds of up to $150 million. As of March 31, 2023, the Company has sold 843,281 shares of its Class A common stock under the ATM Agreement resulting in proceeds to the Company of $1.0 million, net of offering costs.
In the future, we may seek to obtain other additional sources of financing, including incurring term debt or issuing equity or debt securities.

Historical Cash Flows
We have incurred recurring losses from inception and anticipate net losses and negative operating cash flows for the near future. For the year ended December 31, 2022 and 2021, we incurred net operating losses of $75.5 million and $65.1 million, respectively.
As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $323.5 million and $248.0 million, respectively.
Capital Resources
Our primary uses of capital are, and we expect will continue to be for the near future, funding operating activities. We have in the past and we expect in the future to capitalize labor costs related to the development of our internal-use software.
We need to raise additional capital to pursue our growth strategy and support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to seek additional capital from the issuance of equity, debt, or other capital transactions or a strategic transaction. On July 25, 2022, we restructured our business operations to narrow our near-term business focus and decreased our workforce to reduce our operating expenses. We announced a further reduction in workforce on November 14, 2022. Despite our recent restructuring, we need to raise capital to support our operations absent a strategic transaction. In February 2023, we hired an investment bank to explore strategic alternatives. We may be unable to complete a strategic transaction, increase our revenue, raise additional funds, or enter into such other agreements or arrangements
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 117

when needed on favorable terms, or at all, our Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection.
As of the date of this filing, Perceptive has alleged that certain defaults or events of default have occurred and are continuing under the terms of the Perceptive Credit Facility. Perceptive has not delivered any formal notice of Default or Event of Default. To the extent that any such allegations are valid, Perceptive would have certain rights and remedies under the Perceptive Credit Facility. The Company disputes the allegations and is in discussions with Perceptive to resolve this dispute and otherwise to address the Company’s obligations under the Perceptive Credit Facility. There can be no assurances that such discussions will result in any resolution, and any resolution, or the lack of any resolution, may result in Perceptive exercising remedies under the Perceptive Credit Facility.
We are also subject to various covenants related to the Perceptive Credit Facility, as well as the material adverse clause there is substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we concluded that the above circumstances raise substantial doubt about our ability to continue as a going concern. See Note 7, Indebtedness, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.

Cash and Cash Equivalents
As of December 31, 2022, we had $48.3 million of cash and cash equivalents. In July 2022 and November 2022 we completed reductions in force and took measures to significantly reduce our operating costs, including suspension of the development of our pipeline product candidates. As noted elsewhere in this report, including Note 1, Nature of the Business, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern.
Liquidity Risks
We will require additional capital in order to pursue our strategic objectives and for the Company to survive. We have hired an investment bank to assist with the exploration of a strategic alternatives. We expect to incur substantial additional expenditures in the near term to support our ongoing activities, including costs related to being a public company. Further, we expect to continue to incur net losses for the foreseeable future and have sufficient cash on hand to fund operations into the second quarter of 2023. Our ability to fund our product development and clinical operations as well as commercialization of our product candidates will depend on the amount and timing of cash available to fund operations. Our future liquidity and capital funding requirements will depend on numerous factors, including:
•our ability to retain our current employees;
•our revenue growth;
•the ability to obtain third-party payor reimbursement for our current products;
•debt service requirements;
•our commercial activities, including sales and marketing;
•our ability to reduce or contain certain costs and expenses;
•the emergence and effect of competing or complementary products;
•the outcome, timing, and cost of meeting regulatory requirements established by the FDA, or comparable foreign regulatory authorities;
•the cash requirements of developing our programs and our ability and willingness to finance their continued development;
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 118

•the time and cost necessary to respond to technological and market developments, including other products that may compete with one or more of our product candidates;
•the impact of the macroeconomic environment; and
•the impact of the COVID-19 pandemic.
Our operating plans may change in the future, and we will need additional funds to meet operational needs and capital requirements associated with such operating plans.
If we fail to obtain additional capital when needed, our ability to operate as a going concern will be harmed, and we may be required to delay, scale back or eliminate some or all of our research and development programs and commercialization efforts and/or reduce our selling, general and administrative expenses, be unable to attract and retain highly-qualified personnel, be unable to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms, refrain from making our contractually required payments when due (including debt payments) and/or be forced to cease operations, liquidate our assets and possibly seek bankruptcy protection.
See the information under the heading “Risk Factors” included in Part I, Item 1A this Form 10-K for risks related to our financial condition.
Funding Requirements
Please see the risks associated with our substantial capital requirements explained more fully under the heading “Risk Factors — If we are unable to successfully complete a strategic acquisition, we may be forced to cease operations altogether or file for bankruptcy protection.” in Part I, Item 1A of this Form 10-K.
Contractual Obligations, Commitments, and Contingencies other than Debt Obligations
We are party to contractual obligations involving commitments to make payments to third parties in the future. Certain contractual obligations are reflected on our Consolidated Balance Sheet as of December 31, 2022, while others are considered future obligations. Our material cash requirements as of December 31, 2022, include the following contractual obligations and commitments arising in the normal course of business, including leases, purchases commitments, and purchase obligations described in more detail below.
Leases
We lease our headquarters in Boston, Massachusetts, under a non-cancelable operating lease with an expiration date of June 1, 2028. We also lease office space in San Francisco, California, under a non-cancelable operating lease that expires on July 31, 2025, and office space in Raleigh, North Carolina, under a non-cancelable operating lease that expires on May 31, 2026.
Effective January 1, 2023, the Company subleased 7,218 square feet of space in Boston, Massachusetts with a stated term of one year and renewal options for two additional years in one year increments. Effective January 6, 2023, the Company subleased the entirety of its 7,654 sq feet of rentable space in Raleigh, North Carolina with a stated term of one year and an option to renew for one twelve-month period, at which time a 3% rate increase will apply.
See Note 8, Leases, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Unconditional purchase commitments
We enter into agreements in the normal course of business with various vendors, which are generally cancellable upon notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancellable obligations of service providers, up to the date of cancellation.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 119

On June 17, 2021, and as amended on August 3, 2021, July 29, 2022 and December 12, 2022 we entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9.3 million payable over three years. As of December 31, 2022, we have paid $4.4 million and have amounts due under the terms of the agreement for the years ended December 31, 2023 and 2024 of $2.3 million and $2.5 million, respectively.
License Agreements
We have various licensing agreements to which we are a party and we are obligated to pay annual license maintenance fees under. In addition, we may be required to make milestone payments and to pay royalties and other amounts to third parties. Some of the payment obligations under these agreements are contingent upon future events, such as our achievement of specified milestones or generating product revenue, and the amount, timing and likelihood of such payments are not known. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain milestones. These contingent milestones may not be achieved. We cannot estimate or predict when, or if, these amounts will become due. Other license agreements require us to pay minimum annual maintenance or royalty fees.
See Note 9, Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Off-Balance Sheet Arrangements
As of December 31, 2022 and December 31, 2021, in connection with our leased property in San Francisco, California we had $0.4 million in a letter of credit outstanding. On March 10, 2023, the issuer of the landlord’s letter of credit, Silicon Valley Bank, was placed into receivership with the FDIC. Since that date the obligations of Silicon Valley Bank have been assumed by First-Citizens Bank & Trust Company. The landlord has demanded a replacement letter of credit by no later than April 21, 2023.
Director and Officer Indemnification
We have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated financial statements.
Cash Flows
The following table provides a summary of cash flow data for each applicable period:

	Year Ended December 31,
NET CASH PROVIDED BY/(USED IN) (in thousands):	2022	2021
Operating activities	$(113,895)	$(109,043)
Investing activities	(9,457)	2,883
Financing activities	2,155	164,077
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(121,197)	$57,917
Cash, cash equivalents and restricted cash—beginning of period	169,978	112,061
Cash, cash equivalents and restricted cash—end of period	$48,781	$169,978
Operating Activities
Net cash used in operating activities was $113.9 million for the year ended December 31, 2022. Net cash used in operating activities consists of a net loss of $75.5 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of earn-out liabilities of $45.3 million, the change in fair value of warrant liabilities of $6.4 million, and net increases in operating assets and
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 120

liabilities (working capital) of $9.8 million, partially offset by stock-based compensation of $13.5 million, depreciation of $3.3 million and an impairment of intangible assets of $2.9 million.
Our outstanding debt as of December 31, 2022, was $30.0 million. Cash interest paid for the years ended December 31, 2022, and 2021 were $3,560 and $3,709, respectively. In accordance with the lenders payment terms the December 2022 interest payment was paid in January 2023 resulting in only eleven monthly cash payments being made during the year ended December 31, 2022 as compared to twelve cash payments being made during the year ended December 31, 2021. As of December 31, 2022, we had $0.4 million of accrued interest included in accrued expenses and other current liabilities on the consolidated balance sheet related to the outstanding debt.
Net cash used in operating activities was $109.0 million for the year ended December 31, 2021. Net cash used in operating activities consists of a net loss of $65.1 million, adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments primarily include the change in fair value of earn-out liabilities of $47.0 million, depreciation of $1.7 million, and net changes in operating assets and liabilities (working capital) of $5.9 million, partially offset by stock-based compensation of $3.8 million, loss on issuance of convertible preferred stock of Legacy Pear of 2.1 million.
Investing Activities
Net cash used in investing activities was $9.5 million for the year ended December 31, 2022, and related primarily to the purchase of investments of $66.0 million and purchases of property and equipment of $3.5 million offset by proceeds from the maturity and sale of investments of $60.0 million.
Net cash provided by investing activities was $2.9 million for the year ended December 31, 2021, related primarily to the maturities of investments offset by the purchase of investments, $3.3 million investment in property and equipment which is primarily internal-use software, and $1.4 million in intangible assets, and a $1.0 million regulatory milestone payment.
Financing Activities
Net cash provided by financing activities was $2.2 million for the year ended December 31, 2022, and related primarily to proceeds from the exercise of stock options.
Net cash provided by financing activities was $164.1 million for 2021 and related to gross proceeds from the Business Combination of $175.0 million offset by associated transaction costs of $30.7 million, and proceeds of $19.9 million from the issuance of Legacy Pear convertible preferred stock.
Related Party Transactions
Effective March 15, 2022, we entered into a development agreement with SoftBank Corp., an entity under common control with SVF II Cobbler (DE) LLC (a greater than 5% shareholder of Pear), to develop a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market. See Note 10, Revenue and Contract Balances, in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Recent Accounting Pronouncements
Refer to the accompanying notes to consolidated financial statements as of and for the years ended December 31, 2022 and 2021, included in Part I, Item 8 of this Form 10-K for more information regarding recently issued accounting pronouncements, the timing of their adoption, and its assessment, to the extent it has made one, of their potential impact on its financial condition and results of operations.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements and related disclosures in conformity with US generally accepted accounting principles (‘”US GAAP”), and the Company’s discussion and analysis of its financial condition
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 121

and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. These estimates and judgments affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management bases these estimates on historical experience, known trends and events and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. We monitor our estimates on an ongoing basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Actual results may differ materially from these estimates under different assumptions or conditions, or if past experience or other assumptions do not turn out to be substantially accurate. Changes in estimates are recorded in the period in which they become known.
While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.
Revenue Recognition
We determine product; and collaboration and license; and subscription, support, and professional services revenue recognition through the following five-step framework in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, ASC 606:
•identification of the contract, or contracts, with a customer;
•identification of the performance obligations in the contract;
•determination of the transaction price;
•allocation of the transaction price to the performance obligations in the contract; and
•recognition of revenue when, or as, Pear satisfies a performance obligation.
Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. To the extent the goods and services are distinct, it requires an allocation of the transaction price to each performance obligation on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative standalone selling prices. The Company typically determines standalone selling prices using an adjusted market assessment approach model, or based upon observable inputs.
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
To date, while we have recognized product revenue from the sale of our PDTs, reSET, reSET-O, and Somryst, and although we expect to continue to recognize revenue from the sale of these PDTs, we do not expect to generate significant revenue in the foreseeable future.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 122

Valuation of Earn-Out Liabilities
As discussed in Notes 1, 3, and 4 in the accompanying notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K, on December 3, 2021, we completed a Business Combination. In connection with the Business Combination and pursuant to the Business Combination Agreement, eligible Legacy Pear Shareholders are entitled to receive an aggregate of 12,395,625 shares of the Company’s Class A common stock (“Earn-Out Shares”) upon the Company achieving certain earn-out triggering events. At the time of closing, the Company recorded the earn-out liabilities upon issuance at its then estimated fair value of the Earn-Out Shares. The fair value of the Earn-Out Shares was derived utilizing a Monte Carlo Simulation Method (“MCSM”) to assess the likelihood of a triggering event occurring in the specified time frame. Under each scenario, the occurrence of a triggering event is tracked. If one of the thresholds is reached, then the underlying fair value of the common stock at the time of the trigger event is utilized to determine the fair value of the Earn-Out Shares that would be issued. The mean value of the shares estimated over the course of numerous iterations are calculated to arrive at the fair value of the Earn-Out shares. The MCSM utilizes a number of inputs which include the trading price and volatility of the underlying common stock, expected term, risk-free interest rates, expected date of a qualifying event, and qualifying traded share price within the specified time frame. The determination of the fair value of these financial instruments is complex and highly judgmental due to the significant estimation required. In particular, the fair value estimate was sensitive to certain assumptions, such as the volatility of underlying shares. The earn-out liabilities to the Legacy Pear shareholders are measured at the end of each reporting period at fair value with changes in fair value reported in our statement of operations. As of the Closing Date, a liability for fair value of the Earn-Out Shares was estimated and recorded at $95.4 million. As of December 31, 2022, the estimated fair value decreased to $3.0 million, mainly due to changes in the underlying value of the shares of Pear common stock, which was $1.18 on December 31, 2022.
If the applicable triggering event is achieved for a tranche, the Company will account for the Earn-Out Shares for such tranche as issued and outstanding common stock.
Stock-Based Compensation
Accounting for stock-based compensation is a critical accounting policy due to the broad-based equity awards provided to employees at all levels and the use of equity awards as part of the strategy to retain employees as a result of a change of control events. Pear issues stock-based compensation to employees and non-employees in restricted stock units, or RSUs. Compensation expenses for stock options are recognized on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are accounted for when they occur. The fair value of the stock options is measured on the grant date using the Black-Scholes model, which utilizes the following estimates as inputs:
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company as defined by Rule 12b‑2 of the Exchange Act we are not required to provide information under this item.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 123

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and accompanying notes.

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 124

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and the Board of Directors of Pear Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pear Therapeutics, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and recurring negative operating cash flows and may be unable to remain in compliance with certain financial covenants required under its credit facility which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. Management’s plans include the potential sale of the Company, or all or a portion of the Company’s assets; if management is unable to effect these plans, it may seek protection under bankruptcy or liquidation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 31, 2023

We have served as the Company’s auditor since 2017.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 125

Pear Therapeutics, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands, except per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$48,301	$169,567
Short-term investments	10,971	5,004
Restricted cash - short-term	69	—
Accounts receivable	6,943	1,794
Prepaid expenses and other current assets	6,675	8,876
Total current assets	72,959	185,241
Property and equipment, net	6,076	6,255
Lease right-of-use assets	8,879	—
Restricted cash - long-term	411	411
Other long-term assets	6,804	5,253
Total assets	$95,129	$197,160
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,263	$1,806
Accrued expenses and other current liabilities	16,464	17,946
Operating lease liabilities - current	1,984	—
Deferred revenues	284	421
Debt	27,447	26,993
Total current liabilities	49,442	47,166
Operating lease liabilities - non-current	8,176	—
Embedded debt derivative	1,245	675
Warrant liabilities	2,116	8,528
Earn-out liabilities	3,024	48,363
Other long-term liabilities	541	1,994
Total liabilities	64,544	106,726
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022; and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 690,000,000 shares authorized as of December 31, 2022; and 140,454,086 and 137,836,028 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	354,092	338,404
Accumulated deficit	(323,474)	(247,983)
Accumulated other comprehensive loss	(47)	(1)
Total stockholders’ equity	30,585	90,434
Total liabilities and stockholders’ equity	$95,129	$197,160

The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 126

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2022	2021
Revenue
Product revenue	$10,417	$3,748
Collaboration and license revenue	872	460
Subscription, support, and professional services revenue	1,405	—
Total revenue	12,694	4,208
Cost and operating expenses
Cost of revenue	8,182	5,233
Research and development	48,311	37,041
Selling, general, and administrative	79,551	67,619
Total cost and operating expenses	136,044	109,893
Loss from operations	(123,350)	(105,685)
Other income (expense):
Interest and other (expense) income, net	(3,892)	(4,144)
Change in estimated fair value of earn-out liabilities	45,339	47,038
Change in estimated fair value of warrant liabilities	6,412	(298)
Loss on issuance of Legacy Pear convertible preferred stock	—	(2,053)
Total other income	47,859	40,543
Net loss	$(75,491)	$(65,142)
Unrealized loss on short-term investments	$(46)	$(1)
Comprehensive loss	$(75,537)	$(65,143)

Net loss per share:
Basic and diluted	$(0.54)	$(0.57)
Weighted average common shares outstanding:
Basic and diluted	138,707,278	113,328,450
The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 127

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands)	Shares	Amount
Balance at January 1, 2021	106,721,878	$11	$269,946	$(182,841)	$—	$87,116
Issuance of Legacy Pear Series D convertible preferred stock, net of issuance costs of $83	4,503,618	—	21,970	—	—	21,970
Exercise of common stock options	1,130,921	—	859	—	—	859
Stock-based compensation expense	—	—	3,810	—	—	3,810
Exercise of Legacy Pear warrants	1,079,686	—	10,907	—	—	10,907
Reverse recapitalization, net of transaction costs (Note 3)	24,399,925	3	142,800	—	—	142,803
Recognition of Warrant liabilities assumed in the Merger (Note 3)	—	—	(16,487)	—	—	(16,487)
Recognition of Earn-out liability (Note 3)	—	—	(95,401)			(95,401)
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss		—	—	(65,142)	—	(65,142)
Balance at December 31, 2021	137,836,028	$14	$338,404	$(247,983)	$(1)	$90,434

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(dollars in thousands)	Shares	Amount
Balance at January 1, 2022	137,836,028	$14	$338,404	$(247,983)	$(1)	$90,434
Exercise of common stock options	2,258,138	—	1,795	—	—	1,795
Exercise of common stock warrants	10	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	359,910	—	360	—	—	360
Stock-based compensation expense	—	—	13,533	—	—	13,533
Other comprehensive loss	—	—	—	—	(46)	(46)
Net loss	—	—	—	(75,491)	—	(75,491)
Balance at December 31, 2022	140,454,086	$14	$354,092	$(323,474)	$(47)	$30,585
The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 128

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2022	2021
Operating Activities:
Net loss	$(75,491)	$(65,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,347	1,689
Impairment of intangible asset	2,879	—
Amortization of intangible asset	620	563
Amortization of debt discount	453	648
Amortization of right-of-use asset	1,735	—
Accretion and amortization of interest income	(26)	22
Stock-based compensation expense	13,533	3,810
Loss on issuance of Legacy Pear convertible preferred stock	—	2,053
Change in fair value of warrants	(6,412)	298
Change in fair value of earn-out liabilities	(45,339)	(47,038)
Change in fair value of embedded derivative	569	—
Changes in operating assets and liabilities:
Accounts receivable	(5,150)	(1,192)
Prepaid expenses and other assets	(930)	(8,979)
Lease liabilities	(1,700)	—
Accounts payable	4	(3,094)
Accrued expenses, other liabilities and non-current liabilities	(1,841)	7,144
Deferred revenues	(146)	175
Net cash used in operating activities	(113,895)	(109,043)
Investing Activities:
Proceeds from maturities of short-term investments	60,048	16,525
Purchases of short-term investments	(66,035)	(8,014)
Purchases of property and equipment	(3,470)	(3,278)
Purchases of intangible assets	—	(1,350)
Milestone based license fee payment	—	(1,000)
Net cash (used in) provided by investing activities	(9,457)	2,883
Financing Activities:
Proceeds from issuance of Legacy Pear convertible preferred stock, net	—	19,917
Proceeds from Business Combination, net of transactions costs paid	—	144,301
Repayment of note assumed in the Business Combination	—	(1,000)
Proceeds from exercise of stock options	1,795	859
Proceeds from employee stock purchase plan	360	—
Net cash provided by financing activities	2,155	164,077
Net (decrease) increase in cash, cash equivalents and restricted cash	(121,197)	57,917
Cash, cash equivalents and restricted cash—beginning of period	169,978	112,061
Cash, cash equivalents and restricted cash—end of period	$48,781	$169,978
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,560	$3,709
Supplemental disclosure of non-cash investing and financing information:
Issuance of stock upon exercise of Legacy Pear warrants	$—	$10,907
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 129

Pear Therapeutics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Recognition of warrant liability	$—	$16,487
Recognition of earn-out liabilities	$—	$95,401
Note payable and net liabilities assumed in the Business Combination (excluding warrant liabilities)	$—	$1,147
Deferred offering and equity issuance costs included in accounts payable and accrued expenses	$163	$700
Purchase of intangible asset with seller financing	$—	$1,011
Purchases of property and equipment in accounts payable and accrued expenses	$86	$388
Purchases of other assets in accounts payable and accrued expenses	$1,755	$—

The accompanying notes are an integral part of these consolidated financial statements.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 130

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
1. NATURE OF THE BUSINESS
Organization
Pear is a leader in prescription digital therapeutics, or PDTs. The Company’s PDTs treat diseases with clinically validated software. The Company obtained FDA marketing authorization for its three products, reSET® (2017), reSET-O® (2018), and Somryst® (2020), all of which are sold as an integrated product with access to our proprietary clinician facing dashboard, PearMD®.
On December 3, 2021, (the “Closing Date”), we consummated a business combination, or the “Business Combination”, pursuant to the terms of the business combination agreement, or “Business Combination Agreement”, dated June 21, 2021, by and among the Company (formerly known as Thimble Point Acquisition Corp., or “THMA”), Pear Therapeutics (US), Inc., a Delaware corporation incorporated on August 14, 2013 (“Pear US” or “Legacy Pear”) (formerly known as Pear Therapeutics, Inc.) and Oz Merger Sub, Inc., pursuant to which Oz Merger Sub, Inc. (a Delaware corporation and wholly-owned subsidiary of THMA, or “Merger Sub”) merged with and into Pear US, with Pear US surviving as our wholly owned subsidiary. Upon the closing of the Business Combination, THMA changed its name to Pear Therapeutics, Inc. (“Pear” or the “Company”). See Note 3, Business Combination, for further information.

References throughout this Form 10-K to “we,” “us,” the “Company,” “Pear” or “our company” are to Pear Therapeutics, Inc. (formerly known as Thimble Point Acquisition Corp.) and its subsidiaries, and “Legacy Pear” refers to Pear Therapeutics (US), Inc. prior to the Business Combination, unless otherwise noted or the context otherwise indicates. References to Thimble Point Acquisition, Corp. (“THMA”) refer to the Company prior to the consummation of the Business Combination.
THMA, now Pear Therapeutics, Inc., a Delaware corporation, was incorporated on December 1, 2020. Pear Therapeutics (US), Inc., previously known as Pear Therapeutics, Inc., is a Delaware corporation incorporated on August 14, 2013. The Company is headquartered in Boston, Massachusetts.
Going Concern
The Company is subject to a number of risks and uncertainties common to early-stage technology-based companies, including, but not limited to, rapid technological changes, protection of its proprietary technology and intellectual property, commercialization of existing and new products, development by competitors of competing products, dependence on key personnel, compliance with government regulations, including compliance with the US Food and Drug Administration (“FDA”), and the ability to secure additional capital to fund operations.
For the year ended December 31, 2022, the Company had a net loss of $75,491 and, as of December 31, 2022, had an accumulated deficit of $323,474. As of December 31, 2022, the Company had $59,272 of cash and cash equivalents and short-term investments. Management believes the Company has sufficient cash and cash equivalents to fund operating expenses and capital expenditures into the second quarter of 2023.
While the Company has recorded revenue, revenues have been insufficient to fund operations. We require additional capital in order to pursue our strategic objectives. In February 2023, we initiated a process to explore a range of strategic alternatives to maximize shareholder value and engaged an investment bank. Potential strategic alternatives that may be evaluated include a sale or merger of the Company, the sale of all or a portion of the Company’s assets and/or intellectual property, or securing additional financing or partnerships that would enable further development of our programs. There is no set timetable for this process, and there can be no assurance that this strategic review process will result in our pursuing any transaction or that any transaction, if pursued, will be completed. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If the strategic process is unsuccessful, our Board may decide to pursue a liquidation or obtain
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 131

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
relief under the US Bankruptcy Code. The Company has hired a financial advisor, if needed, to assist with filing for bankruptcy protection.
As of the date of this filing, Perceptive Credit Holdings III, LP, as administrative agent and lender (“Perceptive”) has alleged that certain defaults or events of default have occurred and are continuing under the terms of the Amended and Restated Credit Agreement and Guaranty with Perceptive Credit Holdings III, LP, (“Perceptive Credit Facility”). Perceptive has not delivered any formal notice of Default or Event of Default. To the extent that any such allegations are valid, Perceptive would have certain rights and remedies under the Perceptive Credit Facility. The Company disputes the allegations and is in discussions with Perceptive to resolve this dispute and otherwise to address the Company’s obligations under the Perceptive Credit Facility. There can be no assurances that such discussions will result in any resolution, and any resolution, or the lack of any resolution, may result in Perceptive exercising remedies under the Perceptive Credit Facility. The lender has not invoked the material adverse change clause as of the date of issuance of these financial statements. The Company is subject to various covenants related to the Perceptive Credit Facility, as defined in Note 7, Indebtedness, entered into on June 30, 2020. A breach of any of these covenants, including a material adverse change in our business, operations, or condition (financial or otherwise), could result in an event of default under the Perceptive Credit Facility, which could cause all of the outstanding indebtedness under the facility to become immediately due and payable. If the acceleration of the debt were to occur, we could also be required to pay a prepayment penalty at the time of the acceleration. As of March 31, 2023, the prepayment penalty is approximately $3.6 million under the terms of the Perceptive Credit Facility.

Based on its recurring losses from operations incurred since inception, our expectation of continuing operating losses for the foreseeable future, negative operating cash flows for the foreseeable future, and the need to raise additional capital to finance its future operations, as well as the risk that the Company’s ability to comply with covenants under Perceptive Credit Facility may be affected by events beyond its control, and it may not be able to meet those covenants as well as the material adverse change clause in the Perceptive Credit Facility, the Company has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. Because of these uncertainties, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As such, the amounts due under the Perceptive Credit Facility as of December 31, 2022, have been classified as current in the consolidated balance sheet. The accompanying consolidated financial statements do not reflect any other adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

COVID-19 Related Significant Risks and Uncertainties
On January 30, 2023, the Biden Administration announced it will end the public health emergency (and national emergency) declarations related to COVID-19 on May 11, 2023. While the COVID-19 pandemic has not materially adversely affected our financial results and business operations through December 31, 2022, COVID-19 continues to present risks to the Company, and we continue to closely monitor the impact of the pandemic on all aspects of our business. We are unable to predict the impact that COVID-19 (including the emergence of new variants) will have on our financial position and operating results in the future.
In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act of 2020, or the “CARES Act”, which was signed into law on March 27, 2020. Under the CARES Act the Company deferred payment of the employer portion of social security taxes through the end of 2020 in the amount of $854. The Company paid 50% or $427 during the year ended December 31, 2021, and included $427 in accrued expenses and other liabilities within the consolidated balance sheet as of December 31, 2021. The Company paid the remaining balance of $427 during the year ended December 31, 2022.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 132

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with US generally accepted accounting principles, or “GAAP”. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or “ASC”, and Accounting Standards Update, or “ASU”, of the Financial Accounting Standards Board, or “FASB”.
The consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, include the accounts of Pear and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.
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
The following table reconciles cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total amounts shown in the consolidated statements of cash flows:

	December 31,
Reconciliation of cash, cash equivalents, and restricted cash:	2022	2021
Cash and cash equivalents	$48,301	$169,567
Restricted cash - short-term	69	—
Restricted cash - long-term	411	411
Total cash, cash equivalents, and restricted cash	$48,781	$169,978
Investments
Investments include marketable securities with maturities of less than one year or where management’s intent is to use the investments to fund current operations or to make them available for current operations. All investments in marketable securities are classified as available for sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax in accumulated other comprehensive loss, which is a component of stockholders’ equity. Unrealized losses that are determined to be other than
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 133

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
temporary, based on current and expected market conditions, are recognized in earnings. Declines in fair value determined to be credit-related are charged to earnings. The cost of marketable securities sold is determined by the specific identification method.
Concentration of Credit Risk
Financial instruments that are potentially subject to a significant concentration of credit risk consist primarily of cash, cash equivalents, investments, restricted cash and accounts receivable. The Company attempts to minimize the risk related to investments by working with highly rated financial institutions that invest in a broad and diverse range of financial instruments as defined by the Company. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit credit exposure to any single issuer. Through December 31, 2022, and the date of this filing, the Company has not experienced any losses on such deposits.
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs that may be used to measure fair value are:
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
Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation. Expenditures for repairs and maintenance are expensed as incurred. Depreciation expense is recognized using the straight-line method over the estimated useful lives, which are typically:

Asset Category	Estimated Useful Life
Equipment	3 years
Internal-use software	3 - 5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of economic useful life or the remaining lease term
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 134

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
Intangible Assets
Intangible assets consist of identifiable intangible assets, including developed technology, resulting from the Company’s acquisitions. Acquired identifiable finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. The basis of amortization approximates the pattern in which the assets are utilized, over their estimated useful lives.
Impairment of Long-Lived Assets and Intangible Assets Subject to Amortization
Long-lived assets primarily include property and equipment and intangible assets, which are included in other long-term assets on the consolidated balance sheets. The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based upon this analysis, due to events occurring in the fourth quarter of 2022, the Company determined that the carrying value of certain intangible assets was not recoverable and recorded a loss on impairment of $2,879, which included $788 in cost of revenue and $2,091 in research and development in the Company's consolidated statement of operations for the year ended December 31, 2022. See Note 9, Commitments and Contingencies, for more information. The Company did not recognize any impairment losses on long-lived assets for the year ended December 31, 2021.
Leases
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
The most significant impact resulting from the adoption of this new standard was the recognition of $10,614 of an operating right-of-use (“ROU”) assets and $11,860 of operating lease liabilities on the adoption date, January 1, 2022. The difference between the ROU assets and lease liabilities on the accompanying consolidated balance sheet is primarily due to the accrual for lease payments as a result of straight-line lease expense and unamortized tenant incentive liability balances. Existing deferred rent and prepaid rent amounts were removed from the consolidated balance sheets at the date of adoption. The adoption did not have a material impact to the Company's consolidated statements of operations or statement of cash flows.
The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and recognize those lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company has also elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs. If
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 135

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
an interest rate is not implicit in a lease, the Company utilizes its incremental borrowing rate for a period closely matching the lease term. Prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the related lease.
Refer to Note 8, Leases, for further information.
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
The Company’s Perceptive Credit Facility contains certain features that, in accordance with ASC 815, are not clearly and closely related to the host instrument and represent derivatives liabilities that are required to be re-measured at fair value each reporting period. See Note 4, Fair Value Measurements, and Note 7, Indebtedness, for more information.
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
As of December 31, 2022, there are 5,013,333 Private Placement Warrants that are exercisable to purchase shares of Class A common stock to investors as well as 9,199,934 Public Warrants (see Note 3, Business Combination, for definition). All of the Company’s outstanding Warrants are recognized as assets or liabilities in accordance with ASC 815-40 and adjusts the warrant asset or liability to fair value at each reporting period. The assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Public Warrants are traded on the Nasdaq and are recorded at fair value using the closing warrant price (Ticker: PEARW) as of the measurement date. The Private Placement Warrants, which have a single holder, have similar terms and are subject to substantially the same redemption features as the Public Warrants. Accordingly, the most advantageous market for the Private Placement Warrants is determined from the perspective of the holder of such warrants as an asset. Since any transfer to a non-permitted transferee (i.e., to a market participant) would cause the Private Placement Warrants to become public warrants, the fair value of the Private Placement Warrants is based on the quoted price of the Public Warrants.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 136

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
Revenue Recognition
The Company recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, or, collectively, “ASC 606”. At inception, the Company determines whether contracts are within the scope of ASC 606 or other topics. For contracts that are determined to be within the scope of ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps:
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
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method, depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in management’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes. Consideration payable to customers is recorded as a reduction of the transaction price. None of the Company’s contracts as of December 31, 2022 or 2021 contained a significant financing component.
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
Product Revenue Recognition—Product revenue includes sales of the Company’s products, reSET, reSET-O and Somryst, all of which are PDTs that have received marketing authorization by the FDA. reSET and reSET-O are FDA-authorized, 12-week, prescription-only therapeutics for substance use disorder, or “SUD”, and opioid use disorder, or “OUD”, respectively, to be used as adjuncts to standard outpatient treatment. Somryst achieved FDA marketing authorization in March 2020 for the treatment of chronic insomnia and the Company began to commercialize Somryst in October 2020. Each PDT is sold as an integrated product which includes the patient prescription-only
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 137

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
therapeutics and clinician access to our proprietary clinician dashboard, PearMD, to track the patient’s progress. We enter into agreements with state and local governments, health care providers and payors, to provide prescriptions which typically provide for volume-based discounts and other discounts (collectively “Access Agreements”). We also enter into arrangements with health care providers and payors that provide for government-mandated and/or privately negotiated rebates and discounts with respect to the purchase of our products. The products can be sold with and without training and implementation services.

Licenses of Intellectual Property—If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the licenses. The portion of the product revenue for PDT’s is recognized when the products are made available to the customer (via Access Agreements) or when a prescription is fulfilled (via third party reimbursement), and the portion of the product revenue related to the clinician’s access to our proprietary clinician dashboard is deferred and recognized ratably over the remaining term of the contract (if purchased via an Access Agreement) or the prescription duration (if purchased via third party reimbursement). Our proprietary clinician dashboard does not meet the definition of a license to intellectual property as the customer is not able to take possession of the underlying software or contract with a third party to host the dashboard.
Training, Implementation, and Other Professional Services—Training, implementation, and professional services revenue is recognized as control of these services is transferred to customers.
Subscription and Support Revenue Recognition—Subscription and support revenues are comprised of fees that provide customers with access to software licenses and related support and updates during the term of the arrangement. Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to the customer and the customer is able to use and benefit from the service.
Multiple Deliverable Arrangements—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. To the extent a contract includes multiple promised goods and services, the Company applies judgment to determine whether promised goods and services are both capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. When goods and services are sold separately, the Company determines SSP based on observable prices, when available. When observable prices are not available, the Company determines SSP based on overall pricing objectives, which take into consideration observable data, market conditions and entity-specific factors. The Company typically determines standalone selling prices using an adjusted market assessment approach model, a cost-plus margin approach, or based upon observable prices.
Changes in the Estimated Transaction Price—The Company may occasionally recognize an adjustment in revenue in the current period for performance obligations partially or fully satisfied in the previous periods resulting from changes in estimates for the transaction price, including any changes to the Company’s assessment of whether an estimate of variable consideration is constrained. For the years ended December 31, 2022 and 2021, the impact on revenue recognized in the current period, from performance obligations partially or fully satisfied in the previous period, was not material.
Customer Concentration—For the year ended December 31, 2022, the majority of our revenue was generated through Access Agreements. For the year ended December 31, 2022, three customers a state government agency, a state department and a state, represented 18%, 14%, and 11%, respectively of total revenue. Additionally all of our subscription, support and professional services revenue, which represented 11% of total revenue, under a pilot offering of a new program by the Medicaid program of a state government. For the year ended December 31,
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 138

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
2021, three customers, a state division, and two state departments, represented 34%, 23%, and 10%, respectively of total revenue.
Deferred Revenue—In general, deferred revenue arises from amounts received or invoiced in advance of the culmination of the earnings process and is recognized as revenue in future periods as performance obligations are satisfied. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability.
Commissions—During the years ended December 31, 2022 and 2021, the Company paid commissions to its internal sales team. The Company acts as a principal in the contracts with their partners as the Company controls the product, establishes the price, and bears the risk of non-performance. The Company records the revenue on a gross basis and commissions are recorded as a sales and marketing expense in the consolidated statements of operations and comprehensive loss. The Company recognizes its commission expense as a point-in-time expense as contract obligations are primarily completed within a one-year contract period and commissions are only paid on revenue recognized, not the total value of the contract.
Accounts Receivable and Allowance for Doubtful Accounts—In general, accounts receivable consists of amounts due from customers, net of customer allowances for cash discounts and chargebacks. Our contracts with customers have standard payment terms that generally require payment within 30 days. We analyze accounts that are past due for collectability and periodically evaluate the creditworthiness of our customers. As of December 31, 2022 and 2021, we determined an allowance for doubtful accounts was not required based upon our review of contractual payment terms and individual customer circumstances. As of December 31, 2022, four customers, represented 33%, 21%, 20%, and 11% of accounts receivable and were a state government agency, a state, and two different Medicaid programs of state governments, respectively. As of December 31, 2021, two customers, each of whom were a state department, represented 33% and 32% of accounts receivable.
Stock-Based Compensation
The Company’s stock-based compensation program allows for grants of common stock options, restricted stock awards, and restricted stock units. Grants are awarded to employees and non-employees, including directors.
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation, or “ASC 718”. ASC 718 requires all stock-based payments to employees and non-employees to be recognized as an expense in the consolidated statements of operations and comprehensive loss based on their fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model, or “Black-Scholes”. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards.
Stock-based compensation awards are subject to service-based vesting periods. Compensation expense related to awards to employees and non-employees with service-based vesting conditions are recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. See Note 12, Stock-Based Compensation, for a description of the types of stock-based awards granted, the compensation expense related to such awards and detail of equity-based awards outstanding.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 139

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
Due to the absence of an active market for the Company’s common stock prior to the Business Combination, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for stock options granted, the Company considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including convertible preferred stock), the effect of the rights and preferences of the preferred shareholders and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition, and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.
Cost of Revenue
Cost of revenue consists primarily of costs closely correlated or directly related to the delivery of the Company’s products, including pharmacy costs, royalties paid under license agreements related to our commercialized products, amortization of milestone payments capitalized related to commercialized products, hosting costs, third party purchased software and services, and personnel-related costs, including salaries and bonuses, employee benefits, and stock-compensation. In addition, it includes the costs directly related to the delivery of our Subscription, service, and professional Services revenue, such as third party software and third party call center.
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
Milestone Payments
The Company, from time to time, will enter into strategic agreements with third parties, which give the Company rights to develop, market and/or sell PDTs, the rights to which are owned by such third parties. As a result of these agreements, the Company may be obligated to make payments to these third parties contingent upon the achievement of certain pre-determined criteria. For milestones achieved prior to marketing approval of the product, such payments are expensed as research and development. After marketing approval, any additional
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 140

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
milestone payments are capitalized and amortized to cost of revenue over the remaining useful life of the asset. All capitalized milestone payments are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of personnel-related expenses, including salaries and bonuses, employee benefits, stock-based compensation and marketing expenses, costs to support the commercialization of our products, allocated facilities expenses, depreciation expenses, insurance, executive management travel and professional services expenses, including legal, talent acquisition, audit, accounting, and tax-related services. Facilities costs consist of rent and maintenance of facilities. Costs associated with advertising are expensed in the period incurred and are included in selling, general, and administrative expenses. Advertising expenses were $3,334 and $5,693 for the years ended December 31, 2022 and 2021, respectively.
Patent Costs
All patent-related costs incurred in connection with the filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Such amounts incurred are classified as selling, general, and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts, and the tax bases of existing assets and liabilities for the loss and credit carryforwards using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.
Comprehensive Loss
For the years ended December 31, 2022 and 2021, the Company’s comprehensive loss consists of its net loss and unrealized gains and losses from investments.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share, or “EPS”, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.
Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 141

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
dilutive common shares assuming the dilutive effect of common stock equivalents. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.
As the Merger has been accounted for as a reverse recapitalization, the consolidated financial statements of the merged entity reflect the continuation of the pre-merger Pear Therapeutics, Inc. financial statements; Pear Therapeutics, Inc. equity has been retroactively adjusted to the earliest period presented to reflect the legal capital of the legal acquirer, THMA. As a result, net loss per share was also retrospectively adjusted for periods ended prior to the Merger. See Note 3, “Business Combination”, for details of this recapitalization and Note 14, Net Loss Per Share, for discussion of the retrospective adjustment of net loss per share.
Segment and Geographic Information
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its President and Chief Executive Officer, or “CEO”. The Company views its operations as and manages its business in one operating segment operating exclusively in the US.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company, or “EGC”, such as us to take advantage of an extended transition period to comply with the new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time the Company is no longer considered to be an EGC, which means that when a standard is issued or revised, it has different applications for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt-out” of such extended transition period or (ii) no longer qualify as an EGC.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB, issued ASU 2016-02, Leases (Topic 842), as subsequently amended, which provides guidance requiring lessees to recognize a right-of-use asset (“ROU”) and a lease liability on the balance sheet for substantially all leases, with the exception of short-term leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The Company’s adoption of the standard effective January 1, 2022. See Leases above and Note 8, Leases, for further information.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. The Company’s adoption of the standard effective January 1, 2022, did not have a material impact to its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 amends the guidance on the impairment of financial instruments. This update adds an impairment model (known as the current expected credit losses model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes, as an allowance, its estimate of expected credit losses. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). ASU 2019-10 changes the effective date of the credit loss standard (ASU 2016-13) to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. Further, the ASU clarifies that operating lease receivables are not within the scope of ASC 326-20 and should instead be accounted for under
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 142

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
the new leasing standard, ASC 842. The Company adopted ASU 2016-13 on January 1, 2022, and has determined that the adoption of this guidance did not have a material impact on its consolidated financial statements.
3. Business Combination
On December 3, 2021, the Company consummated a business combination pursuant to the Business Combination Agreement. The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Accordingly, THMA who was the legal acquirer, is treated as the “acquired” company for financial reporting purposes; in other words the equivalent of Legacy Pear issuing stock for the net assets of THMA, accompanied by a recapitalization. In accordance with GAAP, Legacy Pear was deemed the accounting acquirer primarily based on Legacy Pear’s stockholders prior to the Business Combination having a majority of the voting power in the combined company, Legacy Pear having the ability to appoint a majority of the Board of Directors of the combined company, Legacy Pear’s existing management comprising the senior management of the combined company, Legacy Pear comprising the ongoing operations of the combined company, Legacy Pear being the larger entity based on historical revenues and business operations, and the combined company assuming Legacy Pear’s name. Under this method of accounting, the net assets of THMA are stated at historical cost, with no goodwill or other intangible assets recorded.
Pursuant to the terms of the Business Combination Agreement, each share of Legacy Pear common stock, par value $0.0001 per share (“Legacy Pear Common Shares”) issued and outstanding immediately prior to the closing of the Business Combination, after giving effect to the conversion of all issued and outstanding shares of Legacy Pear preferred stock, par value $0.0001 per share (“Legacy Pear Preferred Shares”) to Legacy Pear Common Shares, were canceled and converted into the right to receive a number of shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) equal to the number of shares of Legacy Pear Common Shares multiplied by the exchange ratio of approximately 1.47 (the “Exchange Ratio”) established in the Business Combination which was based on Legacy Pear’s implied price per share prior to the Business Combination. Legacy Pear Preferred Shares previously classified as mezzanine were retroactively adjusted, converted into Class A common stock, and reclassified to permanent as a result of the reverse recapitalization. In addition, all outstanding equity awards of Legacy Pear were converted into equity awards with the option to purchase Class A common stock with the same terms and conditions adjusted by the exchange ratio of approximately 1.47. The equity structure has been restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s Class A common stock, $0.0001 par value per share, issued to Legacy Pear stockholders in connection with the Business Combination. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio.
See Note 7, Indebtedness, for information on the Legacy Pear warrants that were exercised prior to the Business Combination.
In addition, holders of Legacy Pear Common Shares (and Legacy Pear Preferred Shares who converted their shares into Legacy Pear Common Shares in connection with the Merger) received the contingent right to receive up to 12,395,625 additional shares of Class A common stock (the “Earn-Out Shares”) upon the achievement of certain earn-out targets. The holders of Legacy Pear Common Shares are eligible to receive up to 12,395,625 shares in the aggregate of additional shares of Class A common stock in three equal tranches of 4,131,875 shares respectively, upon the Company achieving $12.50, $15.00, or $17.50, respectively, as its volume-weighted average price per share for any 20 trading days within a 30 consecutive trading day period (as adjusted for share splits, reverse share splits, share dividends, reorganizations, recapitalization, reclassifications, combination, exchange of shares, or the like) during the period ending on December 3, 2026.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 143

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 144

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
Public Warrants and Private Placement Warrants
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the public warrant quoted price. The Company concluded the warrants met the definition of a liability and have been classified as such on the balance sheet. The fair value of the warrant liability was $2,116 and $8,528 at December 31, 2022 and December 31, 2021, respectively. See Notes 4, Fair Value Measurements, and 11, Capital Stock, for further information on the Public and Private Placement Warrants.
Earn-Out Liabilities
The Company accounts for the potential issuance of the Earn-Out Shares as a contingent consideration arrangement, a liability for which was initially valued and recorded at $95,401, which was estimated by using a Monte Carlo Simulation Method (“MCSM”) for each earn out period. Key inputs and assumptions used in this were the Company’s stock price, expected term, volatility, the risk-free rate, and dividend yield. Certain of these inputs are Level 3 assumptions that are updated each reporting period as the earn-out liabilities are recorded at fair value at each reporting date. The Company revalued the earn-out liabilities as of December 31, 2022 and December 31, 2021, and determined the fair value to be $3,024 and $48,363, respectively. The change in the fair value of the earn-out liabilities were recorded in other income (expense) on the statement of operations.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 145

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
4. FAIR VALUE MEASUREMENTS
The tables below present certain of our assets and liabilities measured at fair value categorized by the level of input used in the valuation of each asset and liability.

	December 31, 2022
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$32,921	$32,921	$—	$—
Debt investments:
US Treasury bills	3,995	3,995	—	—
Corporate bonds	6,976	—	6,976	—
Total debt investments	10,971	3,995	6,976	—
Total assets	$43,892	$36,916	$6,976	$—
Long-term liabilities:
Embedded debt derivative	$1,245	$—	$—	$1,245
Warrant liabilities	2,116	1,370	746	—
Earn-out liabilities	3,024	—	—	3,024
Total liabilities	$6,385	$1,370	$746	$4,269

	December 31, 2021
Description	Total Fair Value	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$129,184	$129,184	$—	$—
Debt investments:
Corporate bonds	1,007	—	1,007	—
Commercial paper	3,998	—	3,998	—
Total debt investments	5,005	—	5,005	—
Total assets	$134,189	$129,184	$5,005	$—
Long-term liabilities:
Embedded debt derivative	$675	$—	$—	$675
Warrant liabilities	8,528	5,520	3,008
Earn-out liabilities	48,363	—	—	48,363
Total liabilities	$57,566	$5,520	$3,008	$49,038
The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the year ended December 31, 2022 and 2021.
Cash equivalents—Money market funds included within cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
Investments—The Company measures its investments at fair value on a recurring basis and classifies those instruments within Level 1 and Level 2 of the fair value hierarchy. US Treasury bills are classified within Level 1 of the fair value hierarchy because pricing is based on quoted market prices for identical instruments in active markets of the reporting date. Marketable securities, including corporate bonds and commercial paper, are classified within Level 2 of the fair value hierarchy because pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined using models or other valuation methodologies. The Company recorded unrealized losses of $46 and $1 for the
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 146

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
years ended December 31, 2022 and 2021, respectively, in other comprehensive income (loss) on short-term investments.
Embedded debt derivative—As described in Note 7, Indebtedness, the Company concluded that the contingent put options contained in the Perceptive Credit Facility that could require mandatory repayment upon the occurrence of an event of default, change of control, and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument. The embedded debt derivative is measured at fair value using a probability-weighted cash flow valuation methodology. The change in estimated fair value of the embedded derivative resulted in an expense of $569 for the year ended December 31, 2022, which is recorded in Interest and other income in the consolidated statement of operations and comprehensive loss. The determination of the fair value of an embedded debt derivative includes inputs not observable in the market and as such, represents a Level 3 measurement. The methodology utilized requires inputs based on certain subjective assumptions, specifically, probabilities of mandatory debt repayment prior to maturity ranging between 0-50%.
Warrant liabilities—As a result of the Business Combination on December 3, 2021, the Company recorded a liability for Public and Private Placement Warrants to purchase Class A common stock in the Company’s consolidated financial statements. See Note 3, Business Combination, for further information. The Public Warrants are traded on Nasdaq and are recorded at fair value using the closing warrant price as of the measurement date. The Private Placement Warrants, which have a single holder, have similar terms and are subject to substantially the same redemption features as the Public Warrants. Accordingly, the most advantageous market for the Private Placement Warrants is determined from the perspective of the holder of such warrants as an asset. Since any transfer to a non-permitted transferee (i.e., to a market participant) would cause the Private Placement Warrants to become Public Warrants, the fair value of the Private Placement Warrants is based on the quoted price of the Public Warrants.
As of the Closing Date, the total value of the liability associated with the Public and Private Placement Warrants was $16,487 measured at fair value based on the Public Warrant quoted price on Nasdaq (Ticker: PEARW). The Company concluded that the warrants met the definition of a liability and have been classified as such on the balance sheet. At December 31, 2022, the fair value of the warrant liabilities were $2,116.
Earn-out liabilities—Upon the closing of the Business Combination, the Earn-Out Shares were accounted for as a liability because the triggering events that determine the number of shares to be earned included events that were indexed to the common stock of the Company, with the change fair value recognized in Change in the estimated fair value of earn-out liabilities in the consolidated statement of operations and comprehensive loss.
The estimated fair value of the Earn-out Shares was determined using a MCSM using the following assumptions at each valuation date:

	December 31,
	2022	2021
Stock price	$1.18	$6.20
Risk-free interest rate	4.07%	1.25%
Expected term (in years)	3.92	4.92
Expected volatility	71.70%	55.00%
Dividend yield	—%	—%
Refer to Note 3, Business Combination, for more information on the triggering events of the Earn-Out Shares. The change in fair value of the earn-out liabilities resulted in other income of $45,339 recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 147

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The following table reconciles the change in the fair value of the earn-out liabilities valued using Level 3 inputs:

Earn-Out Liabilities
Fair value as of December 31, 2021	$48,363
Change in fair value	(45,339)
Fair value as of December 31, 2022	$3,024
5. PROPERTY AND EQUIPMENT
Property and equipment, net consists of the following:

	December 31,
	2022	2021
Internal-use software	$9,581	$6,591
Equipment	724	579
Furniture and fixtures	711	586
Leasehold improvements	779	509
In process	—	362
Total property and equipment	11,795	8,627
Less: accumulated depreciation	(5,719)	(2,372)
Property and equipment, net	$6,076	$6,255
Depreciation expense was $3,347 and $1,689 for the years ended December 31, 2022 and 2021, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Compensation and related benefits	$10,075	$11,855
Commercial and marketing related costs	845	1,821
Professional services	1,242	1,710
Research and development costs	708	781
Amount due under non-cancelable purchase obligation	1,755	—
Other	1,839	1,779
Total	$16,464	$17,946
7. INDEBTEDNESS
Perceptive Credit Facility
On June 30, 2020, the Company entered into the Perceptive Credit Facility with Perceptive. The Perceptive Credit Facility, as amended, consists of a secured term loan facility in an aggregate amount of up to $50,000, which will be made available under the following three tranches: (i) Tranche 1 - $30,000, available at the closing on June 30, 2020; (ii) Tranche 2 - $10,000, available no later than December 31, 2021; and (iii) Tranche 3 - $10,000, available no later than December 31, 2021. The Company did not draw down on the available borrowings under Tranche 2 or Tranche 3.

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 148

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
The Perceptive Credit Facility bears interest through maturity at a variable rate. Through January 31, 2023, this rate was based upon the one-month LIBOR rate plus 11.0%, subject to a LIBOR floor of 1.0%. As of December 31, 2022, the interest rate was 15.1%. On January 13, 2023, the Company and Perceptive executed the First Amendment to the Amended and Restated Credit Agreement and Guaranty, which replaced the LIBOR benchmark rate with the Secured Overnight Financing Rate (“SOFR”), effective February 1, 2023.
The Company is required to make interest-only payments under this facility until May 31, 2024, after which point the Company will be required to make monthly payments of principal equal to 3.0% of the then outstanding principal until maturity on June 30, 2025, or the “Maturity Date”. If the Company prepays the loan prior to the Maturity Date, it will be required to pay a prepayment fee guaranteeing Perceptive a 1.5 times return on any prepaid amount. As of December 31, 2022, the prepayment penalty was $4,800. A change of control, which includes a new entity or group owning more than 35.0% of the Company’s voting stock triggers a mandatory prepayment of the term loan. The Business Combination did not trigger this clause as existing holders retained greater than 35% of the combined Company’s voting stock. The Company paid issuance costs of $750 in connection with its entry into the Perceptive Credit Facility.
The Company concluded the contingent put options that could require mandatory repayment upon the occurrence of an event of default, change of control, and certain other events represent an embedded derivative required to be bifurcated from the debt host instrument and accounted for separately and recorded an embedded debt derivative of $1,245 and $675 as of December 31, 2022 and December 31, 2021, respectively. Any changes to the derivative liability in future periods will be recognized as interest and other (expense) income, net in the consolidated statements of operations and comprehensive loss.
The Perceptive Credit Facility is secured by substantially all the assets of the Company, including its intellectual property. The Perceptive Credit Facility requires the Company to (i) maintain a minimum aggregate cash balance of $5,000 in one or more controlled accounts, and (ii) as of the last day of each fiscal quarter report revenue for the trailing twelve (12) month consecutive period that exceed the amounts set forth in the Perceptive Credit Facility which range from $18,000 for the fiscal quarter ending December 31, 2022, to $125,000 for the fiscal quarter ending March 31, 2025. The Company was not in compliance with the minimum revenue covenant for the quarter ending December 31, 2022, of $18,000 and was in compliance with the minimum cash balance covenant requirement of $5,000. The Perceptive Credit Facility contains various affirmative and negative covenants that limit the Company’s ability to engage in specified types of transactions. The Company obtained a waiver of the minimum trailing twelve (12) month revenue requirement for the period ended December 31, 2022 and the period ending March 31, 2023. The Company also obtained a waiver pertaining to the existence of a “going concern” qualification in the accompany opinion of the Company’s auditors in its Annual Report on Form 10-K and any resulting event of default.
As of the date of this filing, Perceptive has alleged that certain defaults or events of default have occurred and are continuing under the terms of the Perceptive Credit Facility. Perceptive has not delivered any formal notice of Default or Event of Default. To the extent that any such allegations are valid, Perceptive would have certain rights and remedies under the Perceptive Credit Facility. The Company disputes the allegations and is in discussions with Perceptive to resolve this dispute and otherwise to address the Company’s obligations under the Perceptive Credit Facility. There can be no assurances that such discussions will result in any resolution, and any resolution, or the lack of any resolution, may result in Perceptive exercising remedies under the Perceptive Credit Facility.
The total minimum revenue covenant required for the next twelve months are as follows:

Twelve-Month Period Ended	Minimum Total Revenue
March 31, 2023	$26,000
June 30, 2023	$44,000
September 30, 2023	$69,000
December 31, 2023	$100,000
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 149

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
On June 30, 2020, Perceptive received a warrant exercisable into 775,000 shares of Legacy Pear Series C preferred stock. In the event the Company issued Legacy Pear Series D preferred stock, Perceptive had the right to convert the Legacy Pear Series C preferred stock warrant into a warrant to purchase Legacy Pear Series D preferred stock, and the exercise price would have been automatically adjusted to equal the original per share price for Legacy Pear Series D preferred stock. On June 30, 2020, the Company issued freestanding Legacy Pear Series C preferred stock warrants to Perceptive, which were converted to Legacy Pear Series D preferred stock warrants at the time of the Legacy Pear Series D funding round. The Legacy Pear Series D preferred stock warrants were exercisable for 1,012,672 shares of Legacy Pear Series D preferred stock. The Legacy Pear Series D preferred stock warrants have an exercise price of $5.51 per share and would have expired in 2030 and were exercisable at any time prior to June 30, 2030. At issuance, the Company determined that the warrants are liability-classified and remeasured at fair value each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. On November 30, 2021, Perceptive net exercised 1,012,672 Legacy Pear Series D warrants pursuant to which Perceptive obtained 629,057 shares of Legacy Pear Series D-1 preferred stock in a cashless exercise, and subsequently converted the 629,057 shares of Legacy Pear Series D-1 preferred stock into 629,057 shares of Legacy Pear common stock which were then converted into 926,232 shares of Class A common stock as adjusted by the exchange ratio based on a per share price of $9.87 per share, the THMA closing price on June 22, 2021. See Notes 1 Nature of the Business, and 3, Business Combination, for more information.
On June 30, 2020, the Company received proceeds of $28,500, net of fees and expenses of $1,500. As of December 31, 2022, no further borrowings were taken under the Perceptive Credit Facility. The outstanding balance of the Perceptive Credit Facility was:

Perceptive Credit Facility	December 31, 2022
Principal	$30,000
Less: Debt issuance costs and discount at issuance	(2,553)
Net carrying amount	$27,447
As discussed in Note 1, Nature of the Business, due to the substantial doubt about the Company’s ability to continue operating as a going concern for twelve months from the issuance date of these financial statements, the amounts due as of December 31, 2022, have been classified as current in the consolidated balance sheet. Future minimum payments, including contractual interest, under the Perceptive Credit Facility as of December 31, 2022, are as follows:

Years ending December 31,	Amounts
2023	$3,650
2024	10,603
2025	24,039
Total	38,292
Less:
Interest payable	(8,292)
Unamortized debt issuance costs	(2,553)
Current portion of long-term debt	(27,447)
Long-term debt	$—
8. LEASES
As described in Note 2, Summary of Signification Accounting Policies, the Company adopted Topic 842, Leases, as of January 1, 2022. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 150

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Lessee Arrangements
As of December 31, 2022, the Company leases office space under non-cancelable operating leases in three cities: Boston, Massachusetts, consisting of approximately 19,000 square feet that will expire on June 1, 2028, including approximately 900 square feet that the Company took over on January 1, 2022, San Francisco, California, consisting of approximately 17,000 square feet that will expire on July 31, 2025, and Raleigh, North Carolina, consisting of approximately 7,700 square feet that will expire on May 31, 2026. We have the right and option to extend each of the Boston and Raleigh leases for a five year period. In addition to rent, certain leases require the Company to pay additional amounts for taxes, insurance, maintenance, and other operating expenses.
All of the Company's leases are classified as operating leases. The Company does not have finance leases. The components of Lease ROU assets and Lease liabilities are included in the consolidated balance sheets. Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities. As of December 31, 2022, the weighted average remaining lease term is 4.4 years and the weighted average discount rate used to determine the operating lease liability is 10%.
Cash paid for amounts included in the measurement of operating lease liabilities was $2,848 for the year ended December 31, 2022. The Company recognized of rent expense of $2,878 for the year ended December 31, 2022.
Future commitments under non-cancelable lease agreements primarily related to office space are as follows:

Years ending December 31,	Lease Commitments
2023	$2,912
2024	3,176
2025	2,734
2026	1,587
2027	1,518
2028 and thereafter	773
Total lease payments	12,700
Less: present value adjustment	(2,540)
Present value of total lease liabilities	10,160
Less: lease liabilities - current	(1,984)
Lease liabilities non-current	$8,176
Disclosures related to periods prior to the adoption of ASC 842
For the year ended December 31, 2021, rent expense was $2,798 recorded on a straight-line basis over the lease term. Deferred rent is the difference between cash payments for rent and the expense recorded. The Company had $1,007 in deferred rent recorded within other long-term liabilities in the consolidated balance sheet as of December 31, 2021. These balances were reclassified upon the adoption of ASC 842 and are included in the respective current and long-term portion of operating lease liabilities in the consolidated balance sheets.
As of December 31, 2021, prior to the adoption of ASC 842, the estimated minimum future lease payments for the next five years and thereafter were as follows:
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 151

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Years ending December 31,	Lease Commitments
2022	$2,809
2023	2,912
2024	3,176
2025	2,734
2026 and thereafter	3,879
Total	$15,510
Subleases
Effective January 1, 2023, the Company subleased 7,218 square feet of office space in Boston, Massachusetts with a stated term of one year and renewal options for two additional years in one year increments. Future minimum lease payments under sublease agreements as of December 31, 2022 are $383, excluding options to extend. This amount is not included in the lease commitment table above.
Effective January 6, 2023, the Company subleased the entirety of its 7,654 square feet of rentable space in Raleigh, North Carolina. The term of the sublease arrangement commenced on January 6, 2023 and expires twelve months thereafter. Future minimum lease payments under sublease agreements at commencement of the lease are $134, excluding options to extend. This amount is not included in the lease commitment table above. The agreement includes an option to renew for one twelve-month period, at which time a 3% rate increase will apply.
9. COMMITMENTS AND CONTINGENCIES
Licenses Related to our Commercial Products
As of December 31, 2022, the Company has four license agreements related to its commercialized products.
The Invention Science Fund I, LLC
The Company entered into a contribution and license agreement for Pharmaceutical Field of Use, or “FOU”, with The Invention Science Fund I, LLC, or ISF, in February 2015, as amended on February 28, 2018, or ISF Contribution and License Agreement. The ISF Contribution and License Agreement superseded an original contribution and license agreement between the Company and ISF dated December 31, 2013. Under the ISF Contribution and License Agreement, ISF granted the Company certain licenses under specified patent rights to develop and commercialize licensed products either independently and/or with a drug combination product for use in connection with the treatment of central nervous system disorders. The ISF Contribution and License Agreement contains minimum annual royalty obligations. To the extent there are sales of a licensed product, the Company is required to pay low-single-digit royalties on net revenue. The Company recorded minimum annual royalty fees of $1,000 and $1,050 to ISF for the years ended December 31, 2022 and 2021, respectively.
Red 5 Group, LLC
In January 2015, the Company entered into a software license agreement with Red 5 Group, LLC, or Red 5, and in March 2018, the parties entered into an amended and restated software license agreement, or Amended Red 5 Group License. Under the original software license agreement, Red 5 licensed to the Company certain technology and materials relating to the treatment of psychological and substance use disorders, pursuant to which the Company, received, inter alia, an exclusive, worldwide, sublicensable, royalty-bearing license to develop and commercialize integrated products incorporating the licensed technology and materials. The Company agreed to use commercially reasonable efforts to develop integrated products in accordance with the development plan, to introduce any integrated products that gain regulatory approval into the commercial markets, to market integrated products that have gained regulatory approval following such introduction into the market, and to make integrated products that have gained regulatory approval reasonably available to the public.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 152

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
The Company pays minimum annual maintenance fees to Red 5 in connection with reSET and reSET-O. The Company recorded minimum annual maintenance fees of $250 and $250 to Red 5 for the years ended December 31, 2022 and 2021, respectively.
BeHealth Solutions, LLC and University of Virginia Patent Foundation
In March 2018, the Company and BeHealth Solutions, LLC, or “BeHealth”, entered into an assignment, license and services agreement, or the “BeHealth Agreement”, as well as a consulting agreement. The BeHealth Agreement closed in June 2018 and the Company paid an up-front fee. Under the BeHealth Agreement, the Company obtained license rights to certain technology and materials relating to a therapeutic treatment for insomnia. The consulting agreement is for services to be charged on a time-and-materials basis.
During the year ended December 31, 2020, the Company paid a milestone payment to BeHealth of $750 upon the FDA’s marketing authorization of Somryst, a PDT intended for use in the treatment of adults with chronic insomnia. During September 2021, a commercial milestone under the license agreement with BeHealth was achieved and the Company paid $1,000 during the year ended December 31, 2021. There were no additional milestones achieved or paid during the year ended December 31, 2022. The milestone payments were initially capitalized in other long-term assets and amortized on a straight-line basis to cost of revenue over the estimated useful life of five years. While the Company continues to sell Somryst, during the quarter ended December 31, 2022, the Company’s forecasted future revenue and expense cash flow projections indicated the carrying amounts of this intangible asset may not be recoverable and therefore the Company recorded impairment expense of $788, which is included in cost of revenue in the Company's consolidated statement of operations, during the year ended December 31, 2022.
The BeHealth Agreement continues in force until the expiration of all milestone and royalty payment obligations, unless terminated earlier in accordance with its terms. The Company could be obligated to make payments of up to an additional $26,000 in the aggregate upon achievement of various commercial milestones and a mid-to-high-single-digit royalty on net sales.
The Company pays royalties based on net revenues of the sales of Somryst to BeHealth and the University of Virginia Patent Foundation, or “UVPF”. The Company recorded de minimis royalties to BeHealth and UVPF for the years ended December 31, 2022 and 2021.
Guarantees and Indemnifications
As permitted under Delaware law, the Company indemnifies its officers, directors and employees for certain events or occurrences that happen by reason of the relationship with, or position held at, the Company. In addition, the indemnification agreements entered into with our former board members, Messrs. Schwab and Lynch, also provide certain indemnification rights to the entities with which they are affiliated. The Company maintains director and officer liability insurance coverage that would generally enable it to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. Further, the Company is a party to a variety of agreements in the ordinary course of business under which it may be obligated to indemnify third
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 153

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
parties with respect to certain matters. For the years ended December 31, 2022 and 2021, the Company had not experienced any losses related to these indemnification obligations, and no claims were outstanding as of December 31, 2022. The Company does not expect significant claims related to these indemnification obligations and consequently concluded that the fair value of these obligations is negligible and no related accruals were recorded.
Unconditional Purchase Commitment
On June 17, 2021, and later amended on August 3, 2021 and December 12, 2022, the Company entered into a non-cancelable purchase obligation for a subscription to the Palantir Foundry cloud platform, including support services, updates, and related professional services with Palantir for $9,263 payable through September 30, 2024. As of December 31, 2022, under the terms of the agreement we have paid $4,438 and the Company has the following remaining unconditional purchase commit as detailed below:

For the year ending December 31,	Payments
2023	$2,325
2024	2,500
Total	$4,825
Assignment and License Agreement
In November 2021, the Company and Waypoint Health Innovations, LLC (“Waypoint”) entered into an Assignment Agreement and Intellectual Property License Agreement (collectively, the “Waypoint Agreement”). The Waypoint Agreement closed in December 2021, under which the Company obtained software, documentation, and other intellectual property rights relating to the therapeutic treatment of depression. At the same time, the Company entered into a consulting agreement with the Chief Executive Officer of Waypoint to provide certain services to Pear to be charged on a time-and-materials basis. The Company made an upfront payment of $1,350, and is required to make annual payments starting in the second half of 2022 of $250 per year through 2026 or until a commercial milestone payment is made under the agreement. The upfront payment and the net present value of the annual payments of $1,011 were initially capitalized and recorded as an intangible asset in consolidated balance sheet at closing, and were being amortized over five years. The net present value of the annual payments was recognized as a seller financing liability, and classified within accrued expenses and other current liabilities and other long-term liabilities on the balance sheet. Based upon the decision to pause development of its pipeline candidates indefinitely and our second reduction in our workforce, the Company recorded impairment expense of $2,091, which is included in research and development expenses in the Company's consolidated statement of operations related to this intangible asset during the year ended December 31, 2022.
The Company will be obligated to pay mid-single digit royalties on net revenues of any commercialized products that incorporate the assets obtained under the Waypoint Agreement. Additionally, the Company could be obligated to make payments of up to an additional $2,500 in the aggregate upon achievement of certain regulatory and commercial milestones. Through December 31, 2022, no royalties have been paid to Waypoint.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 154

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
10.    REVENUE AND CONTRACT BALANCES
Contract Balances
The timing of revenue recognition, invoicing, and cash collections results in trade accounts receivable and unbilled receivables (contract assets) and deferred revenue (contract liabilities). We invoice our Access Agreement customers in accordance with agreed-upon contractual terms, typically at the beginning of the agreement, or at periodic intervals throughout the contract term. Invoicing may occur subsequent to revenue recognition, resulting in unbilled receivables, or in advance of services being provided, resulting in deferred revenue. Deferred revenue that will be recognized during the twelve-month period from the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue, which is included in Other long-term liabilities in the accompanying consolidated balance sheets. The following table summarizes the balances of our contract assets and liabilities:

	December 31,
	2022	2021
Contract assets
Trade accounts receivable	$2,425	$555
Unbilled receivables	4,518	1,239
Contract liabilities
Deferred revenue - current	284	421
Deferred revenue - non-current	12	22
During the year ended December 31, 2022, the Company recognized revenue of approximately $421 that was included in deferred revenue at December 31, 2021.
Collaboration Arrangements
On March 15, 2022, the Company entered into a proof of concept agreement with SoftBank Corp., an entity under common control with SVF II Cobbler (DE) LLC, a greater than 5% shareholder of the Company, to develop a Japanese-language digital therapeutic for the treatment of sleep/wake disorders for the Japanese market. The Company fulfilled all of its performance obligations during 2022 and recognized approximately $632 of collaboration revenue during the year ended December 31, 2022.
Subscription, Support, and Professional Services Agreement
In December, we entered into an agreement with one customer to provide, maintain, and support software to calculate, disburse, track and report incentives to the customer's participants and in accordance with the customer's protocols, including a call center and certain professional services. The subscription service arrangement is cancellable with three months’ notice and fees paid to date are non-refundable. The transaction price for the subscription service arrangement, as of December 31, 2022, was $3,400, and does not include expected consideration related to professional services not yet performed, for which the Company elected to recognized revenue in the amount it has a right to invoice. The Company began performing under this agreement in December 2022, and recognized approximately $1,405 of subscription, support and professional service revenue during the year ended December 31, 2022.
11.    CAPITAL STOCK
The Company’s authorized capital stock consists of (a) 690,000,000 shares of common stock, par value $0.0001 per share; and (b) 10,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 140,454,086 shares of Class A common stock issued and outstanding and 14,213,267 Warrants to purchase the Company’s Class A common stock outstanding. As of December 31, 2022, there were no shares of preferred stock issued or outstanding.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 155

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Warrants to Purchase Class A Common Stock
In THMA’s initial public offering, it sold units at a price of $10.00 per unit, which consisted of one share of Class A Common Stock, $0.0001 par value, and one-half of a redeemable warrant (each, a “Public Warrants”) that entitles the holders the right to purchase one share of our Class A common stock at a price of $11.50 per share and became exercisable as of 30 days from the date of the Business Combination. The Public Warrants are exercisable at any time and may only be exercised for a whole number of shares. A warrant holder may exercise its Public Warrants only for a whole number of Class A common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The Public Warrants expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Pubic Warrant upon a minimum of 30 days’ prior written notice of redemption, and only in the event that the last sale price of the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given. If the Company redeems the Public Warrants as described above, it will have the option to require all Public Warrant holders that wish to exercise to do so on a “cashless basis”. As of December 31, 2021, the Company did not redeem the outstanding Public Warrants. As of December 31, 2022, there were 9,199,934 outstanding Public Warrants.
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
Simultaneously with the consummation of THMA’s initial public offering, THMA Sponsor LJ1, LLC (the “Sponsor”) purchased an aggregate of 5,013,333 Private Placement Warrants to purchase one share of Class A common stock at an exercise price of $11.50 at a price of $1.50 per warrant, generating total proceeds of $7,520 in the aggregate in a private placement.
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 156

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
At-the-Market (ATM) Offering
On January 3, 2023, the Company entered into an ATM offering agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) and Virtu Americas LLC (“Virtu” and, collectively with Wainwright, the “Managers” and each, a “Manager”), pursuant to which the Company may offer and sell, from time to time through the Managers, shares of the Company’s Class A common stock. The ATM Agreement authorized an aggregate gross proceeds of up to $150,000. Sales of common stock through the Manager could be made by any method that is deemed an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by the Company and the Managers. The Company will pay the designated Manager a commission of up to 3.0% of the aggregate gross proceeds from any Shares sold by the designated Manager and to provide the Managers with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also will reimburse the Managers for certain specified expenses in connection with entering into the ATM Agreement. As of March 31, 2023, the Company has sold 843,281 shares of its Class A common stock under the ATM Agreement resulting in proceeds to the Company of $980, net of offering costs.
12. STOCK-BASED COMPENSATION AND BENEFIT PLANS
The Company incurred stock-based compensation expenses of $13,533 and $3,810 for the years ended December 31, 2022 and 2021, respectively
Stock Incentive Plans
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
As of December 31, 2022, a total of 38,891,801 shares of Class A common stock are reserved under the 2021 Plan, including a total of 32,000,000 shares initially reserved for issuance under the 2021 Plan. The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022 and ending in 2031, by 5% of the outstanding number of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator (the Company’s board of directors or compensation committee). On January 1, 2023 and 2022, 7,004,708 shares and 6,891,801 shares, respectively were added as available for issuance to the 2021 Plan.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 157

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Common Stock Options
All stock-based awards are measured based on the grant date fair value and are generally recognized on a straight-line basis in the Company’s consolidated statement of operations and comprehensive loss over the period during which the employee is required to perform services in exchange for the award, generally four-years.
During the years ended December 31, 2022 and 2021, the Company granted stock options to purchase 1,016,918 and 9,541,714 shares of common stock with aggregate grant date fair values of $2,461 and $30,205, respectively, calculated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
Stock Options	2022	2021
Risk-free interest rate	1.86%	1.01%
Expected volatility	65.69%	68.85%
Expected term (years)	5.42-6.57	5.54-6.7
Expected dividend yield	—%	—%
Weighted average fair value at grant date	$2.42	$5.31
The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the related stock options. The expected volatility for the Common Stock was determined based on an average of the historical volatility of a peer group of similar public companies. The expected term of stock options was calculated using the average of the contractual term of the option and the weighted-average vesting period of the option, as the Company does not have sufficient history to use an alternative method to the simplified method to calculate an expected term for employees. The Company has not paid a dividend and is not expected to pay a dividend in the foreseeable future.

The fair value of stock options that vested during the years ended December 31, 2022 and 2021 was $9,258 and $1,852, respectively.
The combined stock option activity for the year ended December 31, 2022, is as follows:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	19,381,975	$3.02	8.16
Granted	1,016,918	$4.14
Exercised	(2,258,138)	$0.79
Canceled and forfeited	(3,288,541)	$4.97
Outstanding at December 31, 2022	14,852,214	$3.01	7.40	$1,694
Exercisable at December 31, 2022	9,420,481	$2.07	6.72	$1,632
As of December 31, 2022, the total unrecognized compensation costs related to non-vested stock options were approximately $14,141 and are expected to be recognized over a weighted average period of 2.48 years.
Restricted Stock Units
RSUs granted under the 2021 Plan generally vest in three equal annual installments over three years, based on continued employment (service period), and are settled upon vesting in shares of the Company’s Class A common stock on a one-for-one basis. The grant-date fair value of the RSUs is recognized as expense on a straight-line basis
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 158

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
over the requisite service period, which is generally the vesting period. The fair value of RSUs is equal to the closing price of its common stock on the date of the grant.
RSU activity under the 2021 Plan for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding as of December 31, 2021	—	—
Granted	8,168,128	$2.98
Forfeited and canceled	(1,026,583)	3.30
Outstanding as of December 31, 2022	7,141,545	$2.93
As of December 31, 2022, there was $15,363 of unrecognized compensation cost related to time-based RSUs which is expected to be recognized over a weighted-average period of 2.26 years.
Bonus Program Settled in RSUs
In July 2022, management announced a bonus program where certain employees could receive a range of fixed dollar amounts based on the achievement of certain performance goals, to be settled in RSUs. We awarded 294,010 RSUs, which was determined using the closing price of the Company's Common Stock on November 12, 2022, the date of the Compensation Committee final certification of the Company's performance attainment and the number of awards to be issued to each eligible employee. The awards were classified as liabilities until the number of share awards became fixed once the performance metric was achieved and the grant was approved by the Compensation Committee of the Board of Directors. The awards vest equally over three years as subsequent service is provided to the Company, except for those granted to employees who were included in the reduction in workforce on November 14, 2022 whose terms were modified to allow the first tranche to vest.
Modifications
In conjunction with the reduction in workforce announced on November 14, 2022, the Company modified the terms of certain stock option and RSU awards for approximately 59 impacted employees. These modifications included removal of service conditions for the initial vesting installment of RSU awards, and extended exercise periods for stock options. As a result of these modifications, the Company recorded an $80 reduction in stock based compensation expense for the year ended December 31, 2022.
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
There were 1,800,000 Class A common stock initially reserved under the 2021 ESPP. The number of Class A common stock available for issuance under the 2021 ESPP will automatically increase each January 1 of each calendar year beginning on January 1, 2022, and ending in 2031, by the lesser of 3,600,000 shares of the Company’s Class A common stock, 5% of the outstanding number of shares of Class A common stock on the immediately preceding December 31, or such lesser amount as determined by the plan administrator. As of December 31, 2022, a total of 5,040,090 shares of Class A common stock are available for issuance under the 2021 ESPP. On January 1, 2023, there were 3,600,000 shares added to the 2021 ESPP. We recorded $65 of stock-based
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 159

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
compensation expense related to the 2021 ESPP as of December 31, 2022. There were 359,910 shares issued under the 2021 ESPP for the year ended December 31, 2022.
Stock-Based Compensation Expense
The Company has classified stock-based compensation in its consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2022	2021
Cost of revenue	$375	$133
Research and development	5,079	1,522
Selling, general, and administrative	8,079	2,155
Total stock-based compensation expense	$13,533	$3,810
13. INCOME TAXES
New Tax Legislation
The Inflation Reduction Act was signed into law on August 16, 2022, imposing a 15% corporate alternative minimum tax on adjusted financial statement income and a 1% excise tax on stock repurchases after January 1, 2023. The Act did not have an impact on the Company’s 2022 financial statements.
The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize research and experimental (“R&D”) expenditures under section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022, and resulted in the capitalization of R&D costs of $44,500 for tax purposes. The Company is amortizing these costs over 5 years if the R&D was performed in the US and over 15 years if the R&D was performed outside the US.
Tax Rate
A reconciliation of the US federal statutory income rate to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.3%	8.2%
Change in fair value of earn-out liability	12.6%	15.2%
Permanent differences	1.2%	(2.6)%
Federal and state R&D tax credits	3.7%	3.0%
Other	(0.3)%	(1.0)%
Provision to return adjustment	(0.6)%	(3.2)%
Change in deferred tax asset valuation allowance	(43.9)%	(40.6)%
Effective income tax rate	—%	—%

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 160

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
Deferred Tax Assets and Liabilities
The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$73,853	$55,930
Deferred revenues	74	377
R&D credit carryforwards	9,820	7,258
Accrued expenses and other	3,067	2,796
Stock-based compensation expense	2,833	576
Lease liabilities	2,526	—
Capitalized R&D expenses	9,513	—
Depreciation	48	—
Other	309	240
Total deferred tax assets	102,043	67,177

Deferred tax liabilities:
Depreciation	—	(227)
Amortization	(62)	(277)
Lease right-of-use assets	(2,208)	—
Less: valuation allowance	(99,773)	(66,673)
Net deferred taxes	$—	$—
The Company had no income tax expense due to the operating loss incurred for the years ended December 31, 2022 and 2021. The Company’s management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company recorded a full valuation allowance at December 31, 2022 and 2021. The valuation allowance increased by $33,100 during the year ended December 31, 2022, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, R&D tax credits and capitalized R&D expenses. The valuation allowance increased by $26,423 for the year ended December 31, 2021.
As of December 31, 2022, the Company has unused federal and state net operating loss carryforwards (“NOLs”), available for carryforward of $294,620 and $223,584 respectively. The federal and state NOL carryforwards begin to expire after 2034. Approximately $277,250 of the federal NOLs have an indefinite carryover period. The Company also had available R&D credits for federal and state income tax purposes of $8,309 and $1,912, respectively. Utilization of the NOL, R&D credits and other tax attributes may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or could occur in the future. The Company has not yet completed an evaluation of the ownership changes through December 31, 2022.
As of December 31, 2022 and 2021, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.
In the normal course of business, the Company and its subsidiaries may be periodically examined by various taxing authorities. The Company files income tax returns in the US on a federal basis and in certain US states. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 161

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
following the tax year to which those filings relate. With few exceptions, the Company is no longer subject to income tax examinations for years prior to 2019.
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

	Year Ended December 31,
	2022	2021
Outstanding common stock options	14,852,214	19,381,975
Unvested restricted stock units	7,141,545	—
Private placement warrants to purchase common stock	5,013,333	5,013,333
Public warrants to purchase common stock	9,199,934	9,199,944
Earn-Out Shares	12,395,625	12,395,625
Total	48,602,651	45,990,877
The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss attributable to common shareholders	$(75,491)	$(65,142)
Denominator:
Weighted-average common shares outstanding for basic net loss per share (1)	138,707,278	113,328,450
Basic and diluted net loss per share attributable to common stockholders (1)	$(0.54)	$(0.57)
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
15. RESTRUCTURING CHARGES
On July 25, 2022, the Company restructuring of its operations and executed a reduction in workforce of 25 full-time employees. On November 14, 2022, the Company announced a second reduction in workforce further reducing our headcount by approximately 59 employees.
As a result of these reductions in workforce, the Company recorded the following expenses, primarily related to severance, employee benefits and related costs during the year ended December 31, 2022:
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 162

Pear Therapeutics, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Line Item in Consolidated Results of Operations	Amount
Research and development	$1,821
Selling, general, and administrative	1,482
Total	$3,303
The following table is a reconciliation of the beginning and ending restructuring liability for the year ended December 31, 2022:

Balance as of December 31, 2021	$—
Accrual and accrual adjustments	3,303
Cash payments	(2,390)
Balance as of December 31, 2022	$913
The accrued severance, benefits, and associated costs are reflected in accrued expenses and other current liabilities in the consolidated balance sheet as of December 31, 2022.
16. SUBSEQUENT EVENTS
We have evaluated events and transactions occurring after the balance sheet date through the date of our consolidated financial statements were issued and concluded that there were no events or transactions occurring during this period that required recognition or disclosure in our consolidated financial statements, except for matters described in Note 8, Leases, related to the sublease agreements, Note 7, Indebtedness, related to the alleged certain defaults or events of default that may have occurred and are continuing under the terms of the Perceptive Credit Facility, and Note 11, Capital Stock, related to the offerings under the ATM Agreement.
In addition, as described in Note 1, Nature of the Business, in February 2023, we initiated a process to explore a range of strategic alternatives to maximize shareholder value and have engaged professional advisors. Management can make no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. If the strategic process is unsuccessful, our Board may decide to pursue a liquidation or obtain relief under the US Bankruptcy Code. The Company has hired advisors to explore strategic alternatives including, if needed, filing for bankruptcy protection.
* * * * * *
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 163

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
“Disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, carried out an evaluation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Management conducted the assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was ineffective due to the material weaknesses described below. As a result, the disclosure controls and procedures were ineffective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.
Material Weaknesses in Internal Control Over Financial Reporting

As of December 31, 2022, we did not design or maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. As a result, we did not design, implement and maintain effective control activities to ensure the accurate and timely reporting of transactions including revenue and capitalized software transactions.

Planned Remediation

We are focused on designing and implementing effective internal controls and measures to improve our evaluation of disclosure controls and procedures, including internal control over financial reporting, and remediate the
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 164

material weaknesses. In order to remediate the material weaknesses, we have taken and plan to take the following actions:

•Engage external accounting advisory consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.
•Design and implement effective internal controls which address the review of supporting documentation and accounting conclusions reached for complex transactions.
As management continues to evaluate and work to improve our internal control over financial reporting, management may determine it is necessary to take additional measures to address the material weaknesses. However, we believe the above actions will be effective in remediating the material weaknesses and we will continue to devote significant time and attention to these remediation efforts. Until the controls have been operating for a sufficient period of time and management has concluded, through testing, that these controls are executed consistently and operating effectively, the material weaknesses described above will continue to exist

Changes in Internal Control over Financial Reporting
Except for controls modified in connection with the remediation of material weaknesses identified in 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 165

ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 166

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year (the “Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 167

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
(3) Exhibits required by Item 601 of Regulation S-K
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Schedule/ Form	File No.	Exhibit	Filed Date/ Period End Date

2.1	Business Combination Agreement, dated as of June 21, 2021, by and among Thimble Point Acquisition Corp., Oz Merger Sub, Inc. and Pear Therapeutics, Inc.* **	8-K	001-39969	2.1	June 22, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Thimble Point Acquisition Corp.*	8-K	001-39969	3.1	December 8, 2021

3.2	Amended and Restated Bylaws of Pear Therapeutics, Inc.*	8-K	001-39969	3.2	December 8, 2021

4.1	Specimen Class A Common Stock Certificate*	S-1	333-252150	4.2	January 15, 2021

4.2	Specimen Warrant Certificate*	S-1	333-252150	4.3	January 15, 2021

4.3	Warrant Agreement, dated February 1, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent*	8-K	001-39969	4.1	February 4, 2021

4.4	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*	10-K	001-39969	4.4	March 29, 2022

10.1	Amended and Restated Registration Rights Agreement*	8-K	001-39969	10.1	December 8, 2021

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 168

10.2	Sponsor Support Agreement, dated as of June 21, 2021, by and among LJ10 LLC, Thimble Point Acquisition Corp., Pear Therapeutics, Inc. and certain other parties thereto*	8-K	001-39969	10.1	June 22, 2021

10.3	Amendment to the Sponsor Support Agreement, dated as of November 14, 2021*	8-K	001-39969	10.2	November 15, 2021

10.4	Form of Subscription Agreement by and among Thimble Point Acquisition Corp., Pear Therapeutics, Inc. and the investor identified on the signature page thereto*	8-K	001-39969	10.4	June 22, 2021

10.5	Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*‡	8-K	001-39969	10.8	December 8, 2021

10.6	Pear Therapeutics, Inc. 2021 Employee Stock Purchase Plan*‡	8-K	001-39969	10.9	December 8, 2021

10.7	Form of Incentive Stock Option Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*‡	8-K	001-39969	10.10	December 8, 2021

10.8	Form of Restricted Stock Award Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*‡	8-K	001-39969	10.11	December 8, 2021

10.9	Form of Restricted Stock Unit Award Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*‡	8-K	001-39969	10.12	December 8, 2021

10.10	Form of Rollover Incentive Stock Option Agreement under the Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*‡	8-K	001-39969	10.13	December 8, 2021

10.11	Form of Non-Qualified Stock Option Agreement Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*‡	8-K	001-39969	10.14	December 8, 2021

10.12	Form of Rollover Non-Qualified Stock Option Agreement Pear Therapeutics, Inc. 2021 Stock Option and Incentive Plan*‡	8-K	001-39969	10.15	December 8, 2021

10.13	Form of Indemnification Agreement*‡	S-4/A	001-39969	10.19	October 25, 2021

10.14	Non-Employee Director Compensation Policy*‡	8-K	001-39969	10.19	December 8, 2021

10.15	Office Lease, dated as of April 10, 2018, by and between Pear Therapeutics, Inc. and CA-Mission Street Limited Partnership*	S-4/A	001-39969	10.20	October 25, 2021

10.16	First Amendment to Lease, dated as of July 5, 2019, by and between Pear Therapeutics, Inc. and CA Mission Street Limited Partnership*	S-4/A	001-39969	10.21	October 25, 2021
10.17	Office Lease, dated as of May 11, 2018, by and between Pear Therapeutics, Inc. and GLL 200 State Street, L.P.*	S-4/A	001-39969	10.22	October 25, 2021

10.18	First Amendment to Office Lease Agreement, dated as of January 17, 2020, by and between Pear Therapeutics, Inc. and CP 200 State LLC as successor-in-interest to GLL 200 State Street, L.P.*	S-4/A	001-39969	10.23	October 25, 2021

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 169

10.19	Credit Agreement and Guaranty, dated as of June 30, 2020, by and between Pear Therapeutics, Inc., Perceptive Credit Holdings III, LP and the other parties thereto*	S-4/A	001-39969	10.24	October 25, 2021

10.20	Security Agreement, dated as of June 30, 2020, by and between Pear Therapeutics, Inc., Perceptive Credit Holdings III, LP and the other parties thereto*	S-4/A	001-39969	10.28	October 25, 2021

10.21	Second Amendment to Credit Agreement, dated as of December 3, 2021, by and among Pear Therapeutics, Inc., Perceptive Credit Holdings III, LP and the other parties thereto*	S-1	333-261876	10.26	December 23, 2021

10.22	Contribution and License Agreement for Pharmaceutical FOU, dated as of February 13, 2015, by and between Pear Therapeutics, Inc. and The Invention Science Fund I, L.L.C.+*	S-4/A	001-39969	10.31	October 25, 2021

10.23	First Amendment to Contribution and License Agreement for Pharmaceutical FOU, dated as of February 28, 2018, by and between Pear Therapeutics, Inc. and The Invention Science Fund I, L.L.C.+*	S-4/A	001-39969	10.32	October 25, 2021

10.24	Second Amended and Restated Software License Agreement, dated as of July 1, 2021, by and between Pear Therapeutics, Inc. and Red 5 Group, LLC+*	S-4/A	001-39969	10.33	October 25, 2021

10.25	Assignment, License & Services Agreement, dated as of March 24, 2018, by and between Pear Therapeutics, Inc. and BeHealth Solutions, LLC+*	S-4/A	001-39969	10.34	October 25, 2021

10.26	Form of Indemnification Agreement entered into by Andrew Schwab and Zack Lynch*‡	8-K	001-39969	10.31	December 8, 2021

10.27	Forward Purchase Agreement Assignment dated as of December 2, 2021*	8-K	001-39969	10.32	December 8, 2021

10.28	Second Amendment to Office Lease Agreement, dated as of December 30, 2020, by and between Pear Therapeutics, Inc. and CP 200 State LLC as successor-in-interest to GLL 200 State Street, L.P.*	10-K	001-39969	10.33	March 29, 2022

10.29	Third Amendment to Credit Agreement and Guaranty, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP and the other parties thereto (Amended and Restated Credit Agreement and Guaranty included as Exhibit A)*	10-K	001-39969	10.34	March 29, 2022

10.30	Amended and Restated Security Agreement, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP, as administrative agent, and the other parties thereto*	10-K	001-39969	10.35	March 29, 2022

Pear Therapeutics, Inc. | 2022 Form 10-K |Page 170

10.31	Amended and Restated Intercompany Subordination Agreement, dated as of March 25, 2022, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP, as administrative agent, and the other parties thereto*	10-K	001-39969	10.36	March 29, 2022

10.32	Pear Therapeutics, Inc. Severance and Change in Control Plan*‡	8-K	001-39969	10.1	June 15, 2022

10.33	At the Market Offering Agreement by and among Pear Therapeutics, Inc., H.C. Wainwright & Co., LLC and Virtu Americas LLC, dated January 3, 2023*	8-K	001-39969	1.1	January 3, 2023

10.34	Separation Letter Agreement, dated as of December 17, 2022, by and between Pear Therapeutics, Inc. and Katherine Jeffery ‡+

10.35	First Amendment to Exclusive License Agreement date as of December 8, 2022, by and among Pear Therapeutics (US), Inc. and the University of Virginia Licensing & Ventures Group

10.36
First Amendment to Amended and Restated Credit Agreement and Guaranty, dated as of January 13, 2023, by and among Pear Therapeutics, Inc., Pear Therapeutics (US), Inc., Perceptive Credit Holdings III, LP, as administrative agent, and the other parties thereto

First Amendment to Amended and Restated Credit Agreement and Guaranty
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
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 171

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
‡     Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 172

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAR THERAPEUTICS, INC.

Date: March 31, 2023	By:	/s/ Corey M. McCann
		Name:	Dr. Corey M. McCann
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dr. Corey M. McCann	Chief Executive Officer	March 31, 2023
Dr. Corey M. McCann	(Principal Executive Officer)
/s/ Christopher D.T. Guiffre	Chief Financial Officer and Chief Operating Officer	March 31, 2023
Christopher D.T. Guiffre	(Principal Financial Officer)
/s/ Ellen E. Snow	Vice President, Chief Accounting Officer	March 31, 2023
Ellen E. Snow	(Principal Accounting Officer)
/s/ Alison Bauerlein	Director	March 31, 2023
Alison Bauerlein
/s/ Paul Mango	Director	March 31, 2023
Paul Mango
/s/ Shivakumar Rajaraman	Director	March 31, 2023
Shivakumar Rajaraman
/s/ Kirthiga Reddy	Director	March 31, 2023
Kirthiga Reddy
/s/ Nancy M. Schlichting	Director	March 31, 2023
Nancy M. Schlichting
/s/ Timothy A. Wicks	Director	March 31, 2023
Timothy A. Wicks
Pear Therapeutics, Inc. | 2022 Form 10-K |Page 173